Form 10-K/A
period 2020-12-31
Oaktree Acquisition Corp. II
filed 2021-05-19
CIK 1820931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Oakree Acquisition Corp. II (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 for the period from August 5, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”).

Background of Restatement

On May 12, 2021, the Company’s management, after consultation with the audit committee of the Company’s Board of Directors (the “Audit Committee”), concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of September 21, 2020, which were included in the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2020 (the “IPO Closing 8-K”), (ii) the Company’s previously issued unaudited financial statements as of September 30, 2020 and for the period from August 5, 2020 (inception) to September 30, 2020, which were included in the Company’s Quarterly Report on Form 10-Q for such period filed with the SEC on November 13, 2020 (the “Quarterly Report”), and (iii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020, which were included in the Original 10-K. Considering such restatement, the Company concluded that such financial statements should no longer be relied upon. This Amendment includes the restated financial statements for the relevant periods.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 6,250,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 4,666,667 warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity. As a result of the change in the classification of the Warrants, the Company expensed a portion of the offering costs incurred as part of the IPO that related to the Warrants.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of September 21, 2020, the date that the IPO closed, that were previously reported in the IPO Closing 8-K, (ii) restated financial statements as of September 30, 2020 and for the period from August 5, 2020 (inception) to September 30, 2020, that were previously reported in the Quarterly Report and (iii) restated financial statements as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020 that were previously reported in the Original 10-K, to restate the following non-cash items:

•

understatement of liabilities and overstatement of temporary equity by approximately $12.8 million, $14.0 million and $21.4 million as of September 21, 2020, September 30, 2020 and December 31, 2020, respectively;

•

understatement of additional paid-in capital and accumulated deficit by approximately $0.4 million, $1.6 million and $9.0 as of September 21, 2020, September 30, 2020 and December 31, 2020, respectively;

•	$1.6 million and $9.0 million for the period from August 5, 2020 (inception) through September 30, 2020 and August 5, 2020 (inception) through December 31, 2020, respectively; and

•

understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $0.28 and $1.49 for the period from August 5, 2020 (inception) through September 30, 2020 and August 5, 2020 (inception) through December 31, 2020, respectively.

The restatement of the financial statements had no impact on the Company’s liquidity, cash position or investments held in the Trust Account.

See Note 2 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatements and the related financial statement effects.

Internal Control Considerations

Due solely to the events that led to the restatement described above, the Company’s management identified a material weakness in its internal control over financial reporting. The SEC defines a material weakness in internal controls over financial reporting as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes- Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 6,250,000 public warrants and 4,666,667 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from August 5, 2020 (inception) through December 31, 2020, we had net loss of approximately $9.3 million, which consisted of $8.6 million loss from changes in fair value of warrant liabilities, approximately $433,000 in financing costs and approximately $271,000 in general and administrative costs, partially offset by approximately $7,000 in net gain earned on investments held in the Trust Account.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,375,000 Over- Allotment Units, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On September 21, 2020, the underwriters partially exercised the over-allotment option to purchase 2,500,000 Over-Allotment Units.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 10,916,667 warrants to purchase ordinary shares in connection with our Initial Public Offering (6,250,000) and Private Placement (4,666,667) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of public Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,592,818 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti- dilutive under the treasury stock method.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

During the period from August 5, 2020 (inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Patrick McCaney	Oaktree Capital Management, L.P.	Asset Management	Managing Director and Portfolio Manager

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Co-Chief Executive Officer and Director

Alexander Taubman	Oaktree Capital Management, L.P.	Asset Management	Managing Director

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Co-Chief Executive Officer

	Taubman Ventures Group LLC and certain affiliates	Asset Management	Advisor

Zaid Pardesi	Oaktree Capital Management, L.P.	Asset Management	Managing Director

	Oaktree Acquisition Corp. III	Special Purpose Acquisition	President and Chief Financial

		Company	Officer

John Frank	Oaktree Capital Management, L.P.	Asset Management	Vice Chairman

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Chairman and Director

	Oaktree Specialty Lending Corporation	Asset Management	Chairman and Director

	Chevron Corporation	Energy	Director

Mathew Pendo	Oaktree Capital Management, L.P.	Asset Management	Managing Director, Head of Corporate Development and Capital Markets

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Chief Operating Officer

	Oaktree Specialty Lending Corporation	Asset Management	President and Chief Operating Officer

	Oaktree Strategic Income II	Asset Management	President and Chief Operating Officer

Anthony Grillo	WeR.AI	Software Development	Director

	NarrativeWave	Software Development	Director

	Littelfuse	Electronic Component Manufacturing	Director

Paul Meister	Liberty Lane Partners, LLC	Private Equity	Co-Founder

	Perspecta Trust	Investment, Trust and Wealth Advisory Services	Co-Founder

	Quanterix Corporation	Healthcare	Director

	University of Michigan’s Life Sciences Institute	Life Sciences	Co-Chair of External Advisory Board; Chair of the Provost’s Advisory Committee

	Aptiv PLC	Technology	Director

	Amneal Pharmaceuticals, Inc.	Healthcare	Chairman and Director

Andrea Wong	Liberty Media Corporation	Media	Director

	Qurate Retail Group	Media	Director

	Hudson Pacific Properties	Real Estate	Director

	Roblox Corporation	Technology	Director

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

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Oaktree Acquisition Holdings II, L.P. (our sponsor) (2)	—	—	6,250,000	100%	20.0%
Patrick McCaney(3)	—	—	—	—	—
Alex Taubman(3)	—	—	—	—	—
Zaid Pardesi(3)	—	—	—	—	—
John Frank(3)	—	—	—	—	—
Mathew Pendo(3)	—	—	—	—	—
Andrea Wong(3)	—	—	—	—	—
Anthony Grillo(3)	—	—	—	—	—
Paul Meister(3)	—	—	—	—	—
All officers and directors as a group (eight individuals)	—	—	—	—	—
Integrated Core Strategies (US) LLC(4)	1,600,480	6.4%	—	—	5.1%

(1)	Unless otherwise noted, the business address of each of our shareholders is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre- approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description

3.1	Second Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement, dated as of September 21, 2020, between Continental Stock Transfer & Trust Company and the Company.(2)

4.2	Description of Registrant’s Securities.(4)

10.1	Private Placement Warrants Purchase Agreement, dated as of September 16, 2020, between the Company and the Sponsor.(2)

10.2	Investment Management Trust Account Agreement, dated as of September 21, 2020, between Continental Stock Transfer & Trust Company and the Company.(2)

10.3	Registration and Shareholder Rights Agreement, dated as of September 21, 2020, between the Company and the Sponsor.(2)

10.4	Form of Letter Agreement between the Company and each of the officers and directors of the Company.(2)

10.5	Letter Agreement, dated as of September 21, 2020, between the Company and the Sponsor.(2)

10.6	Expense Reimbursement Agreement, dated as of August 7, 2020, between the Company and the Sponsor.(3)

10.7	Administrative Services Agreement, dated as of September 21, 2020, between the Company and the Sponsor.(2)

10.8	Securities Subscription Agreement, dated August 7, 2020, between the Company and the Sponsor.(3)

14.1	Code of Ethics.(4)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

Exhibit No.		Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the company’s Form S-1/A, filed with the SEC on September 14, 2020.
(2)	Incorporated by reference to the company’s Form 8-K, filed with the SEC on September 22, 2020.
(3)	Incorporated by reference to the company’s Form S-1, filed with the SEC on August 31, 2020.
(4)	Incorporated by reference to the Initial 10-K filed on March 31, 2021.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2021

OAKTREE ACQUISITION CORP. II

/s/ Zaid Pardesi
Name: Zaid Pardesi
Title: Chief Financial Officer and Head of M&A

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick McCaney	Chief Executive Officer, Director and Authorized Representative	May 18, 2021
Patrick McCaney	(Principal Executive Officer)

/s/ Zaid Pardesi	Chief Financial Officer and Head of M&A	May 18, 2021
Zaid Pardesi	(Principal Financial and Accounting Officer)

/s/ John Frank	Chairman and Director	May 18, 2021
John Frank

/s/ Paul Meister	Director	May 18, 2021
Paul Meister

/s/ Andrea Wong	Director	May 18, 2021
Andrea Wong

/s/ Anthony Grillo	Director	May 18, 2021
Anthony Grillo

OAKTREE ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Oaktree Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Oaktree Acquisition Corp. II (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 18, 2021

OAKTREE ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets
Current assets:
Cash	$1,277,714
Prepaid expenses	249,389

Total current assets	1,527,103
Investments held in Trust Account	250,006,919

Total assets	$251,534,022

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,997
Accrued expenses	197,589
Accrued expenses—related party	57,930
Advance from related party	119,159

Total current liabilities	381,675
Deferred legal fees	100,000
Deferred underwriting commissions	8,750,000
Derivative warrant liabilities	21,374,160

Total liabilities	30,605,835
Commitments and Contingencies
Class A ordinary shares; 21,592,818 shares subject to possible redemption at $10.00 per share	215,928,180
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 3,407,182 shares issued and outstanding (excluding 21,592,818 shares subject to possible redemption)	341
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	14,270,276
Accumulated deficit	(9,271,235)

Total shareholders’ equity	5,000,007

Total Liabilities and Shareholders’ Equity	$251,534,022

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$270,964

Loss from operations	(270,964)
Other income (expense)
Unrealized gain on investments held in Trust Account	6,919
Change in fair value of derivative warrant liabilities	(8,574,000)
Financing costs – derivative warrant liabilities	(433,190)

Total other income (expense)	(9,000,271)

Net loss	$(9,271,235)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,000,000

Basic and diluted net income loss per ordinary share	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,058,673

Basic and diluted net loss per ordinary share	$(1.53)

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—August 5, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Sale of units in initial public offering, net of fair value of public warrants	25,000,000	2,500	—	—	242,736,900	—	242,739,400
Offering costs	—	—	—	—	(14,025,418)	—	(14,025,418)
Excess of cash receipts over the fair value of the private warrants sold to Sponsor	—	—	—	—	1,460,440	—	1,460,440
Forfeiture of Class B ordinary shares by Sponsor	—	—	(218,750)	(22)	22	—	—
Shares subject to possible redemption	(21,592,818)	(2,159)	—	—	(215,926,021)	—	(215,928,180)
Net loss	—	—	—	—	—	(9,271,235)	(9,271,235)

Balance—December 31, 2020	3,047,182	$341	6,250,000	$625	$14,270,276	$(9,271,235)	$5,000,007

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(9,271,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(6,919)
General and administrative expenses paid by related party under note payable	26,961
Change in fair value of derivative warrant liabilities	8,574,000
Financing costs – derivative warrant liabilities	433,190
Changes in operating assets and liabilities:
Prepaid expenses	(249,389)
Accounts payable	6,997
Accrued expenses	112,589
Due to related party	57,930

Net cash used in operating activities	(315,876)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(250,000,000)

Net cash used in investing activities	(250,000,000)
Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	250,000,000
Proceeds received from private placement	7,000,000
Offering costs paid	(5,406,410)

Net cash provided by financing activities	251,593,590
Net increase in cash	1,277,714
Cash - beginning of the period	—

Cash - end of the period	$1,277,714

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$85,000
Offering costs included in note payable – related party	$92,198
Forfeiture of Class B ordinary shares from Sponsor	$22
Deferred legal fees	$100,000
Deferred underwriting commissions in connection with the initial public offering	$8,750,000
Initial value of common stock subject to possible redemption	$224,760,050
Change in value of common stock subject to possible redemption	$(8,831,870)

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

The Company’s sponsor is Oaktree Acquisition Holdings II, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million (Note 5).

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association, which the Company adopted prior to the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s consolidated financial statements for the period from August 5, 2020 (inception) through December 31, 2020 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $119,000 from the Sponsor pursuant to the Expense Reimbursement Agreement (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. To date, the loan still remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2—Restatement of Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in September 2020, the Company’s previously issued consolidated financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its consolidated financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 21, 2020 the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on September 21, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods beginning with the period from August 5, 2020 (inception) through December 31, 2020 and for the periods beginning with the period from August 5, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering of 25,000,000 Units and the sale of Private Placement warrants completed on September 21, 2020. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-fourth of one redeemable warrant. Each whole Warrant entitles the holder to purchase one of Class A ordinary share at a price of $11.50 per share. The Warrants will expire worthless five years from the date of completion of our initial business combination. The material terms of the warrants are more fully described in Note 8—Derivative Warrant Liabilities. See revised Footnote 9 – Fair Value Measurements.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period ended December 31, 2020:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$251,534,022	$—	$251,534,022

Liabilities and stockholders’ equity
Total current liabilities	$381,675	$—	$381,675
Deferred legal fees	100,000	—	100,000
Deferred underwriting commissions	8,750,000		8,750,000
Derivative warrant liabilities	—	21,374,160	21,374,160

Total liabilities	9,231,675	21,374,160	30,605,835
Class A common stock, $0.0001 par value; shares subject to possible redemption	237,302,340	(21,374,160)	215,928,180
Shareholders’ equity
Preference shares- $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	127	214	341
Class B ordinary shares - $0.0001 par value	625	—	625
Additional paid-in-capital	5,263,300	9,006,976	14,270,276
Accumulated deficit	(264,045)	(9,007,190)	(9,271,235)

Total shareholders’ equity	5,000,007	—	5,000,007

Total liabilities and shareholders’ equity	$251,534,022	$—	$251,534,022

	Period From August 5, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(270,964)	$—	$(270,964)
Other (expense) income:
Change in fair value of warrant liabilities	—	(8,574,000)	(8,574,000)
Financing costs	—	(433,190)	(433,190)
Unrealized gain on investments held in Trust Account	6,919	—	6,919

Total other (expense) income	6,919	(9,007,190)	(9,000,271)

Net loss	$(264,045)	$(9,007,190)	$(9,271,235)

Basic and Diluted weighted-average Class A common stock outstanding	25,000,000		25,000,000

Basic and Diluted net income per Class A common shares	$0.00		$0.00

Basic and Diluted weighted-average Class B common stock outstanding	6,058,673		6,058,673

Basic and Diluted net loss per Class B common shares	$(0.04)		$(1.53)

	Period From August 5, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss	$(264,045)	$(9,007,190)	$(9,271,235)
Adjustments to reconcile net loss to net cash used in operating activities	20,042	9,007,190	9,027,232
Net cash used in operating activities	(315,876)	—	(315,876)
Net cash used in investing activities	(250,000,000)	—	(250,000,000)
Net cash provided by financing activities	251,593,590	—	251,593,590

Net change in cash	$1,277,714	$—	$1,277,714

In addition, the impact to the balance sheet dated September 21, 2020, filed on Form 8-K on September 25, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $12.8 million increase to the derivative warrant liabilities line item at September 31. 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 10,916,667 common stock warrants issued in connection with its Initial Public Offering and exercise of over-allotment option (6,250,000 warrants) and Private Placement (4,666,667 warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of public Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations, approximately $433,000 was expensed for the period ended December 31, 2020. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,592,818 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti- dilutive under the treasury stock method.

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

Note 4—Initial Public Offering

On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units, including 2,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions.

Each Unit consisted of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

Founder Shares

On August 7, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 6,468,750 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). The Sponsor agreed to forfeit up to 843,750 Founder Shares to the extent that the over- allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 21, 2020, the underwriters partially exercised the over-allotment option to purchase

2,500,000 Over-Allotment Units; thus, an aggregate of 218,750 Founder Shares were forfeited accordingly.

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

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $35,000 in expenses in connection with such services during the period from August 5, 2020 (inception) through December 31, 2020 as reflected in general and administrative expenses in the accompanying statement of operations. As of December 31, 2020, the Company had $35,000 in accrued expenses—related party in connection with such services in the accompanying balance sheet.

Note 6—Commitments & Contingencies

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

Note 7—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, including 21,592,818 Class A ordinary shares subject to possible redemption.

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

Note 8—Derivative Warrant Liabilities

As of December 31, 2020, there were 6,250,000 and 4,666,667 Public Warrants and Private Warrants, respectively. outstanding.

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

Note 9. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$250,004,795	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$11,946,640	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$9,427,520

The remainder of the balance in Investments held in Trust Account is comprised of cash equivalents. Level 1 instruments include investments in cash, money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Public Warrants were separately listed and traded.

The changes in Level 3 liability measured at fair value for the years ended December 31, 2020 was solely due to the change in the fair value of the stock warrant liability reflected on the statement of operations. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The Company recognized $12,800,160 for the derivative warrant liabilities upon their issuance on September 21, 2020. For the period from August 5, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $8,574,000 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the historical volatility of select peer company’s traded common stock warrants that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 21, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.71	$9.97	$10.49
Volatility	19.0%	19.0%	24.5%
Expected life of the options to convert	6.5	6.5	6.2
Risk-free rate	0.42%	0.42%	0.54%
Dividend yield	—	—	—

The change in the fair value of the level 3 derivative warrant liabilities for the period from August 5, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at August 5, 2020 (inception)	$—
Issuance of Public and Private Warrants	12,800,160
Change in fair value of derivative warrant liabilities	8,574,000

Transfer of Public Warrants to Level 1	(11,946,640)
Derivative warrant liabilities at December 31, 2020	$9,427,520

Note 10. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that no such events that would require recognition or disclosure are required to be recognized or disclosed.

Note 11. Quarterly Financial Information (Unaudited)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$252,293,467	$—	$252,293,467

Liabilities and stockholders’ equity
Total current liabilities	$895,089	$—	$895,089
Deferred legal fees	100,000	—	100,000
Deferred underwriting commissions	8,750,000	—	8,750,000
Derivative warrant liabilities	—	13,967,910	13,967,910

Total liabilities	9,745,089	13,967,910	23,712,999
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	237,548,370	(13,967,910)	223,580,460
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	125	139	264
Class B ordinary shares - $0.0001 par value	625	—	625
Additional paid-in-capital	5,034,272	1,600,801	6,635,073
Accumulated deficit	(35,014)	(1,600,940)	(1,635,954)

Total shareholders’ equity	5,000,008	—	5,000,008

Total liabilities and shareholders’ equity	$252,293,467	$—	$252,293,467

	Period From August 5, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(35,631)	$—	$(35,631)
Other (expense) income:
Change in fair value of warrant liabilities	—	(1,167,750)	(1,167,750)
Financing cost	—	(433,190)	(433,190)
Net gain from investments held in Trust Account	617	—	617

Total other (expense) income	617	(1,600,940)	(1,600,323)

Net loss	$(35,014)	$(1,600,940)	$(1,635,954)

Basic and Diluted weighted-average Class A common shares outstanding	25,000,000	—	25,000,000

Basic and Diluted net loss per Class A share	$0.00	—	$0.00

Basic and Diluted weighted-average Class B common shares outstanding	6,250,000	—	5,738,636

Basic and Diluted net loss per Class B share	$(0.01)	—	$(0.29)

	Period From August 5, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(35,014)	$(1,600,940)	$(1,635,954)
Adjustment to reconcile net loss to net cash used in operating activities	26,344	1,600,940	1,627,284
Net cash used in operating activities	—	—	—
Net cash used in investing activities	(250,000,000)	—	(250,000,000)
Net cash provided by financing activities	252,000,000	—	252,000,000

Net change in cash	$2,000,000	$—	$2,000,000