Form 10-Q
period 2021-09-30
Oaktree Acquisition Corp. II
filed 2021-11-15
CIK 1820931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Act
:

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
15
, 2021, 25,000,000 Class A ordinary shares, par value $0.0001, and 6,250,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

OAKTREE ACQUISITION CORP. II
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	4
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for The Three and Nine Months Ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	5
	Unaudited Condensed Statements of Cash Flows for The Nine Months Ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
SIGNATURES		30

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
OAKTREE ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(unaudited)	(revised)
Assets
Current assets:
Cash	$918,710	$1,277,714
Prepaid expenses	157,607	249,389

Total current assets	1,076,317	1,527,103
Investments held in Trust Account	250,001,168	250,006,919

Total assets	$251,077,485	$251,534,022

Liabilities, Class A ordinary shares subject to possible redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$85,720	$6,997
Accrued expenses	3,116,601	197,590
Accrued expenses—related party	210,822	57,930
Advance from related party	119,159	119,159

Total current liabilities	3,532,302	381,676
Deferred legal fees	100,000	100,000
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	9,825,000	21,374,160

Total liabilities	22,207,302	30,605,836
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 per share; 25,000,000 shares outstanding at September 30, 2021 and December 31, 2020, respectively	250,000,000	250,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinar y shares subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(21,130,442)	(29,072,439)

Total shareholders’ deficit	(21,129,817)	(29,071,814)

Total Liabilities, Class A ordinary shares subject to possible redemption, and Shareholders’ Deficit	$251,077,485	$251,534,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021	For The Period From August 5, 2020 (Inception) Through September 30, 2020

General and administrative expenses	$2,507,050	$3,626,413	$35,631

Loss from operations	(2,507,050)	(3,626,413)	(35,631)
Other income
Change in fair value of derivative warrant liabilities	3,602,500	11,549,160	(1,167,750)
Financing costs - derivative warrant liabilities	—	—	(433,190)
Net gain on investments held in Trust Account	3,218	19,250	617

Total other income (loss)	3,605,718	11,568,410	(1,600,323)

Net income (loss)	$1,098,668	$7,941,997	$(1,635,954)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,000,000	25,000,000	4,545,455

Basic and diluted net income (loss) per share, Class A	$0.04	$0.25	$(0.16)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,250,000	6,250,000	5,738,636

Basic and diluted net income (loss) per share, Class B	$0.04	$0.25	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	—	$—	6,250,000	$625	$—	$(29,072,439)	$(29,071,814)
Net incom e	—	—	—	—	—	7,069,017	7,069,017

Balance—March 31, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(22,003,422)	$(22,002,797)
Net loss	—	—	—	—	—	(225,688)	(225,688)

Balance—June 30, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(22,229,110)	$(22,228,485)
Net income	—	—	—	—	—	1,098,668	1,098,668

Balance—September 30, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(21,130,442)	$(21,129,817)

For The Period From August 5, 2020 (Inception) Through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—August 5, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Forfeiture of Class B ordinary shares from Sponsor	—	—	(218,750)	(22)	22	—	—
Excess of cash receipts over the fair value of the private warrants sold to Sponsor	—	—	—	—	1,460,440	—	1,460,440
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(1,484,815)	(19,784,204)	(21,269,019)
Net loss	—	—	—	—	—	(1,635,954)	(1,635,954)

Balance—September 30, 2020 (unaudited)	—	$—	6,250,000	$625	$—	$(21,420,158)	$(21,419,533)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2021	For The Period From August 5, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,941,997	$(1,635,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain on investments held in Trust Account	(19,250)	(617)
Change in fair value of derivative warrant liabilities	(11,549,160)	1,167,750
Financing costs - derivative warrant liabilities	—	433,190
General and administrative expenses paid by related party under note payable	—	26,961
Changes in operating assets and liabilities:
Prepaid expenses	91,782	(292,850)
Accounts payable	78,723	296,520
Accrued expenses	3,004,012	—
Acccrued expenses - related party	152,892	5,000

Net cash used in operating activities	(299,004)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	25,000	—
Cash deposited in Trust Account	—	(250,000,000)

Net cash provided by (used in) investing activities	25,000	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	250,000,000
Proceeds received from private placement	—	7,000,000
Offering costs paid	(85,000)	(5,000,000)

Net cash (used in) provided by financing activities	(85,000)	252,000,000

Net change in cash	(359,004)	2,000,000
Cash - beginning of the period	1,277,714	—

Cash - end of the period	$918,710	$2,000,000

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accounts payable	$—	$139,550
Offering costs included in accrued expenses	$—	$334,860
Offering costs included in note payable - related party	$—	$92,198
Forfeiture of Class B ordinary shares from Sponsor	$—	$22
Deferred legal fees	$—	$100,000
Deferred underwriting commissions	$—	$8,750,000
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.
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
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern
As of September 30, 2021, the Company had approximately $919,000 in its operating bank account and negative working capital of approximately $2.5 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $119,000 from the Sponsor pursuant to the Expense Reimbursement Agreement (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. To date, the loan remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 21, 2022. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2—Summary of Significant Accounting Policies
Revision to Previously Reported Financial Statement
s
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated defici
t. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided
.

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

T
he impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021, June 30, 2021 and September 30, 2020, the audited balance sheet as of December 31, 2020 and the audited balance sheet as of September 21, 2020 (included as an exhibit to the Company’s Form

8-K

filed with the SEC on September 25, 2020), is a reclassificatio
n of $27,002,800, $27,228,490
, $
26,419,540
, $
34,071,820 and $25,239,950, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows from operations, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company
.
Use of Estimates
The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021 or
December 30, 2020.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The subsequent fair value estimates of the Private Placement Warrants are measured using a combination of a Monte Carlo simulation model and the listed public warrant price.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Accordingly, as of September 30, 2021 and December 31, 2020,
 25,000,000 Class A ordinary shares subject to possible redemption are
presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021.
Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$878,934	$219,734	$6,353,598	$1,588,399
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.25	$0.25

	For The Period From August 5, 2020 (Inception) Through September 30, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(723,074)	$(912,880)
Denominator:
Basic and diluted weighted average common shares outstanding	4,545,455	5,738,636

Basic and diluted net loss per common share	$(0.16)	$(0.16)

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
Each Unit consisted of one Class A ordinary share, and
one-fourth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (
see Note 7
).
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

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Expense Reimbursement Agreement
On August 7, 2020, the Sponsor agreed pursuant to an expense reimbursement agreement (“Expense Reimbursement Agreement”) to advance the Company up to $300,000 to pay for a portion of the expenses in connection with the Initial Public Offering. As of September 30, 2021 and
December 31, 2020, the Company has a loan balance

of approximately
 $119,000 from the Sponsor.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2021 as reflected in the accompanying unaudited condensed statement of operations.
As of September 30, 2021 and December 31, 2020, the Company had
 $125,000
and $35,000, respectively, in accrued expenses—related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.
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
Deferred Legal Fees
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $100,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of September 30, 2021 and December 31, 2020, the Company recorded an aggregate of
 $100,000 in connection with such arrangement as deferred legal fe
es in the accompanying unaudited condensed balance sheet
s.
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
T
he Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of th
e Com
pany’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share.
As of September 30, 2021 and December 31, 2020, there were
 25,000,000
Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares issued in the Initial Public Offering, including those issued as part of the Over-Allotment Units were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$250,000,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(14,025,419)
Proceeds allocated to Public Warrants at issuance	(7,260,600)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	21,286,019

Class A ordinary shares subject to possible redemption	$250,000,000

Note 7—Shareholders’ Equity
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share.
Holders of the Company’s Class A ordinary share are entitled to one vote foreach share. As of September 30, 2021 and December 31, 2020, there were
 25,000,000
Class A ordinary shares issued and outstanding, respectively, all of which are subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 7, 2020, there were 6,468,750 Class B ordinary shares issued and outstanding, of which up to 843,750 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (See Note 4). On September 21, 2020, the underwriters partially exercised the over-allotment option to purchase 2,500,000 Over-Allotment Units; thus, an aggregate of 218,750 Class B ordinary shares were forfeited accordingly. As such, on September 30, 2021 and December 31, 2020, there were 6,250,000 Class B ordinary shares issued and outstanding.

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Preference Shares
—The Company is authorized to issue 1,000,000 preference

shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Note 8—Derivative Warrant Liabilities
As of September 30, 2021 and December 31, 2020, the Company has 6,250,000 and 4,666,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$250,001,168	$—	$—
Liabilities:
Derivative warrant liabilities-public warrants	$5,625,000	$—	$—
Derivative warrant liabilities-private warrants	$—	$4,200,000	$—

December 31, 2020 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$250,006,919	$—	$—
Liabilities:
Derivative warrant liabilities-public warrants	$11,946,640	$—	$—
Derivative warrant liabilities-private warrants	$—	$—	$9,427,520

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The private warrants were transferred from a Level 3 measurement to a Level 2 measurement in April 2021 as the private warrants are viewed as economically equivalent to the public warrants.
Level 1 assets include investments in mutual funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a combination of a Monte Carlo simulation model and the Public Warrant prices each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the nine months ended September 30, 2021, the Company recognized a condensed gain in the statements of operations resulting from a decrease in the fair value of liabilities of approximately
 $11.5
million presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.
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
The change in the fair value of the level 3 derivative warrant liabilities for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$9,427,520
Change in fair value of derivative warrant liabilities	(3,490,580)
Derivative warrant liabilities at March 31, 2021	5,936,940
Transfer of private warrants to Level 2	(5,740,000)
Change in fair value of derivative warrant liabilities	(196,940)

Derivative warrant liabilities at June 30, 2021	—
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at September 30, 2021	$—

The Private Placement Warrants were classified as level 2 during the six months ended June 30, 2021 and there was no change in fair value of level 3 derivatives for the three months ended September 30, 2021.

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through November
15
, 2021, the date the condensed financial statements are available for issuance, require potential adjustment to or disclosure in the condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

As indicated in the accompanying condensed financial statements, as of September 30, 2021, we had approximately $919,000 in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.
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

Results of Operations
Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended September 30, 2021, we had a net income of approximately $1.1 million from changes in the value of derivative warrant liabilities of $3.6 million and approximately $3,000 in net gain earned on investments held in the Trust Account partially offset by approximately $2.5 million in general and administrative costs.
For the nine months ended September 30, 2021, we had net income of approximately $7.9 million from changes in the value of derivative warrant liabilities of $11.5 million and approximately $19,000 in net gain earned on investments held in the Trust Account, partially offset by approximately $3.6 million in general and administrative costs.
For the period from August 5, 2020 (inception) through September 30, 2020, we had net loss of approximately $1.6 million, which consisted of approximately $1.2 million from changes in the value of derivative warrant liabilities, approximately $433,000 in financing costs and approximately $36,000 in general and administrative costs.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $919,000 in our operating bank account and negative working capital of approximately $2.5 million.
Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $119,000 to us for offering expenses. We have not repaid this advance from our Sponsor. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Basis of Presentation – Going Concern,” management has determined that the level of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 21, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in our Initial Public Offering, the underwriters’ exercise of their overallotment option and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The subsequent fair value estimates of the Private Placement Warrants are measured using a combination of a Monte Carlo simulation model and the listed public warrant price.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Effecitve with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

OAKTREE ACQUISITION CORP. II

By:	/s/ Patrick McCaney
Name:	Patrick McCaney
Title:	Chief Executive Officer