Form 10-K/A
period 2020-12-31
Oaktree Acquisition Corp. II
filed 2021-12-13
CIK 1820931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
Oaktree Acquisition Corp. II
(the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Amendment No. 1 of its Annual Report on Form 10-K as of December 31, 2020 for the period from August 5, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”) and as amended on May
19
, 2021.
Background of Restatement
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on September 21, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”).

Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on December 2, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of September 21, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 19, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 20, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (vi) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity (and other related changes) and should no longer be relied upon. As such, the Company will restate its financial statements in this Form 10-K/A for the Post IPO Balance Sheet, the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 and will restate the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021, and Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in a Quarterly Report on Form 10-Q/A (the “Q3 Form 10-Q”).
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.

See Note 2 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatements and the related financial statement effects.
Internal Control Considerations
Due to the events that led to the restatement described above, the Company’s management identified a material weakness in its internal control over financial reporting. The SEC defines a material weakness in internal controls over financial reporting as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.
Items Amended
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1.A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9.A. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form 10-K of Oaktree Acquisition Corp. II as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing, or the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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
Acquisition Strategy
Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

•
Will benefit from a public currency
. Access to the public equity markets could allow the target company to utilize an additional form of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet;

•	Has a healthy growing platform . We will seek to invest in companies that we believe possess attractive business models that will provide a growing platform for equity investors;

•
Has a management team and/or a strong sponsor that desires a significant equity stake in the post-business combination company
. We will seek to partner with a management team and/or seller who is well-incentivized and aligned in an effort to create shareholder value;

•
Can be acquired at an attractive valuation for public market investors
. We will seek to be a disciplined steward of capital that will invest on terms that we believe provide attractive risk-adjusted returns;

•	Will be resilient to economic cycles . We will focus on recession-resilient business models;

•	Will have attractive cash flow profile and/or unit economics . We will seek to target businesses with attractive financial attributes; and

•
Will benefit from Oaktree’s long-term sponsorship as it looks to accelerate its growth in the public markets
. We intend to acquire a company which we believe will benefit from our differentiated industry network, brand and proprietary value-creation capabilities to improve financial performance and business planning.

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
www.oaktreeacquisitioncorp.com
, to disseminate certain information that may be relevant to investors. SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports are available through the SEC’s website, http://www.sec.gov.

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
Following this issuance of the SEC Statement, on May 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods. As part of such process, we identified a material weakness in our internal controls over financial reporting.
As described elsewhere in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from August 5, 2020 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the
September 2020
initial public offering, see “Note 2 —Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.
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
Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020. Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.
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
In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Oaktree Acquisition Corp. II (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of September 21, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020 previously revised in the 2020 Form 10-K/A No. 1, as previously revised in the 2020 Form 10-K/A Amendment No. 1, and unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1.
We have re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of the outstanding Class A ordinary shares, par value $0.0001 per share (“Public Shares”), issued as part of the units sold in the Company’s initial public offering on September 21, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”).
Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.
Therefore, on December 2, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of September 21, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 20, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (vi) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021, and Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Quarterly Report on Form 10-Q/A (the “Q3 Form 10-Q”).
The restatement does not have an impact on our cash position and cash held in the Trust Account.
Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 5, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarter ended September 30, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
During the period from August 5, 2020 (inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex accounting issues, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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
and a member of the Order of the Coif. He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s
Best Lawyers in America
. Mr. Frank is a member of the Board of Directors of Chevron Corporation and a Trustee of Wesleyan University, The James Irvine Foundation, Good Samaritan Hospital of Los Angeles, and the XPRIZE Foundation. We believe Mr. Frank’s significant investment experience make him well qualified to serve as a member of our board of directors.
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

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Oaktree Acquisition Holdings II, L.P. (our sponsor) (2)	—	—	6,250,000	100%	20.0%
Patrick McCaney (3)	—	—	—	—	—
Alex Taubman (3)	—	—	—	—	—
Zaid Pardesi (3)	—	—	—	—	—
John Frank (3)	—	—	—	—	—
Mathew Pendo (3)	—	—	—	—	—
Andrea Wong (3)	—	—	—	—	—
Anthony Grillo (3)	—	—	—	—	—
Paul Meister (3)	—	—	—	—	—
All officers and directors as a group (eight individuals)	—	—	—	—	—
Integrated Core Strategies (US) LLC (4)	1,600,480	6.4%	—	—	5.1%

(1)	Unless otherwise noted, the business address of each of our shareholders is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from August 5, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, our quarterly review and audit of the Company’s financial statements totaled $77,530.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from August 5, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from August 5, 2020 (inception) through December 31, 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from August 5, 2020 (inception) through December 31, 2020.
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
December 13, 2021

OAKTREE ACQUISITION CORP. II

/s/ Zaid Pardesi
Name: Zaid Pardesi
Title: Chief Financial Officer and Head of M&A
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick McCaney	Chief Executive Officer, Director and Authorized Representative	December 13, 2021
Patrick McCaney	( Principal Executive Officer )

/s/ Zaid Pardesi	Chief Financial Officer and Head of M&A	December 13, 2021
Zaid Pardesi	( Principal Financial and Accounting Officer )

/s/ John Frank	Chairman and Director	December 13, 2021
John Frank

/s/ Paul Meister	Director	December 13, 2021
Paul Meister

/s/ Andrea Wong	Director	December 13, 2021
Andrea Wong

/s/ Anthony Grillo	Director	December 13, 2021
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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
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
New York, New York
May 18, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 13, 2021

OAKTREE ACQUISITION CORP. II
BALANCE SHEET
DECEMBER 31, 2020
(As Restated)

Assets
Current assets:
Cash	$1,277,714
Prepaid expenses	249,389

Total current assets	1,527,103
Investments held in Trust Account	250,006,919

Total assets	$251,534,022

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,997
Accrued expenses	197,589
Accrued expenses—related party	57,930
Advance from related party	119,159

Total current liabilities	381,675
Deferred legal fees	100,000
Deferred underwriting commissions	8,750,000
Derivative warrant liabilities	21,374,160

Total liabilities	30,605,835
Commitments and Contingencies
Class A ordinary shares; 25,000,000 shares subject to possible redemption at $10.00 per share	250,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(29,072,439)

Total shareholders’ deficit	(29,071,814)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$251,534,022

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

General and administrative expenses	$270,964

Loss from operations	(270,964)
Other income (expense)
Unrealized gain on investments held in Trust Account	6,919
Change in fair value of derivative warrant liabilities	(8,574,000)
Financing costs – derivative warrant liabilities	(433,190)

Total other income (expense)	(9,000,271)

Net loss	$(9,271,235)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	17,176,871

Basic and diluted net income loss per ordinary share	$(0.40)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,058,673

Basic and diluted net loss per ordinary share	$(0.40)

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—August 5, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Excess of cash receipts over the fair value of the private warrants sold to Sponsor	—	—	—	—	1,460,440	—	1,460,440
Forfeiture of Class B ordinary shares by Sponsor	—	—	(218,750)	(22)	22	—	—
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(1,484,815)	(19,801,204)	(21,286,019)
Net loss	—	—	—	—	—	(9,271,235)	(9,271,235)

Balance—December 31, 2020	—	$—	6,250,000	$625	$—	$(29,072,439)	$(29,071,814)

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
(as Restated)
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
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s consolidated financial statements for the period from August 5, 2020 (inception) through December 31, 2020 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
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
Note 2—Restatement of Financial Statements
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May
19
, 2021, to classify all outstanding Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480 10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.
The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on September 25, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May
19
, 2021, as well as the Form 10-Qs for the quarterly periods ended. March 31, 2021 and June 30, 2021 (collectively, the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
Impact of the Restatement
The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the period from August 5, 2020 (inception) through December 31, 2020 and the balance sheet as of September 21, 2020 is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities. The change in the carrying value of the redeemable Class A ordinary shares at December 31, 2020 resulted in a reclassification of approximately 3 million shares of Class A ordinary shares from permanent equity to temporary equity. The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period from August 5, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet

Total assets	$251,534,022	$—	$251,534,022

Total liabilities	30,605,835	1	30,605,836
Class A ordinary shares, $0.0001 par value; subject to possible redemption	215,928,180	34,071,820	250,000,000
Shareholders’ equity (deficit)
Preference shares- $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	341	(341)	—
Class B ordinary shares - $0.0001 par value	625	—	625
Additional paid-in-capital	14,270,276	(14,270,276)	—
Accumulated deficit	(9,271,235)	(19,801,204)	(24,072,439)

Total shareholders’ equity (deficit)	5,000,007	(34,071,821)	(29,071,814)

Total liabilities, Class A ordinary shares subject to possible redemption, and shareholders’ equity (deficit)	$251,534,022	$—	$251,534,022

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

	Earnings Per Share for Class A ordinary shares
	As Reported	Adjustment	As Adjusted
For the period from August 5, 2020 (inception) through December 31, 2020

Net loss	$(9,271,235)	$—	$(9,271,235)
Weighted average shares outstanding	25,000,000	(7,823,129)	17,176,871
Basic and diluted earnings per share	$0.00	$(0.40)	$(0.40)

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Adjusted
For the period from August 5, 2020 (inception) through December 31, 2020

Net loss	$(9,271,235)	$—	$(9,271,235)
Weighted average shares outstanding	6,058,673	—	6,058,673
Basic and diluted earnings per share	$(1.53)	$1.13	$(0.40)
For the period from August 5, 2020 (inception) through December 31,
2020

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:

Initial value of Class A ordinary s hares subject to possible redemption as revised	$224,760,050	$(224,760,050)	$—
Change in value of Class A ordinary s hares subject to possible redemption	$(8,831,870)	$8,831,870	$—
In addition, the impact to the balance sheet dated

September 21, 2020, filed on Form
8-K
on September 25, 2020 and as updated in the Form 10
-
K/A Amendment No. 1 related to the impact of accounting for the Company’s public shares
.
The change in the carrying value of the redeemable Class A ordinary shares at September 21, 2020 resulted in a reclassification of approximately 12.4 million shares of Class A ordinary shares from permanent equity to temporary equity.

As of September 21, 2020	As Revised	Adjustment	As Restated
Total assets	$252,306,800		$252,306,800
Total liabilities	$9,746,589		$9,746,589
Class A common stock subject to possible redemption	237,560,210	12,439,790	250,000,000
Preferred stock	—	—	—
Class A common stock	125	(125)	—
Class B common stock	625	—	625
Additional paid-in capital	5,011,932	(5,011,932)	—
Accumulated deficit	(12,681)	(7,427,733)	(7,440,414)

Total stockholders’ equity (deficit)	$5,000,001	$(12,439,790)	$(7,439,789)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$252,306,800	$—	$252,306,800

Refer to Note 12 for the impact of the restatement on quarterly financial information.
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
The Company accounts for its 10,916,667 warrants issued in connection with its Initial Public Offering and exercise of over-allotment option (6,250,000 warrants) and Private Placement (4,666,667 warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of public Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A ord
i
nary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Period From August 5, 2020 (inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net income	$(6,871,324)	$(2,399,911)
Denominator:
Basic and diluted weighted average common shares outstanding	17,176,871	6,058,673

Basic and diluted net income per common share	$(0.40)	$(0.40)

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

Each Unit consisted of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).
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
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 25,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the condenses balance sheets.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as recorded outside of permanent equity as follows:

Gross Proceeds	$250,000,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(14,025,419)
Proceeds allocated to Public Warrants at issuance	(7,260,600)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	21,286,019

Class A ordinary shares subject to possible redemption	$250,000,000

Note 8—Shareholders’ Equity
Class A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

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
Note 9—Derivative Warrant Liabilities
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00
.
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

The Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
 30
-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of Warrants when the price per Class A ordinary share equals or exceeds
$10.00
.
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
Note 10. Fair Value Measurements
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

Note 11. Subsequent

Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that no such events that would require recognition or disclosure are required to be recognized or disclosed.
Note 12. Quarterly Financial Information (Unaudited)
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

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet

Total assets	$252,293,467	$—	$252,293,467

Total liabilities	23,712,999	1	23,713,000
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	235,580,540	26,419,540	250,000,000
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	264	(264)	—
Class B ordinary shares - $0.0001 par value	625	—	625
Additional paid-in-capital	6,635,073	(6,635,073)	—
Accumulated deficit	(1,635,954)	(19,784,204)	(21,420,158)

Total shareholders’ equity	5,000,008	(26,419,541)	(21,419,533)

Total liabilities and shareholders’ equity	$252,293,467	$—	$252,293,467

	Period From August 5, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(1,635,954)	$—	$(1,635,954)

Basic and Diluted weighted-average Class A common shares outstanding	25,000,000	(20,454,545)	4,545,455

Basic and Diluted net loss per Class A share	$0.00	(0.16)	$(0.16)

Basic and Diluted weighted-average Class B common shares outstanding	5,738,636	—	5,738,636

Basic and Diluted net loss per Class B share	$(0.29)	0.13	$(0.16)

	Period From August 5, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Initial value of Class A ordinary shares subject to possible redemption as revised	$237,548,370	$(237,548,370)	$—
Change in initial value of Class A ordinary shares subject to possible redemption as revised	$(8,831,870)	$8,831,870	$—