Form 10-Q/A
period 2021-09-30
Oaktree Acquisition Corp. II
filed 2021-12-13
CIK 1820931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Oaktree Acquisition Corp. II, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Oaktree Acquisition Corp. II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021.
On September 21, 2020, the Company consummated its Initial Public Offering (“IPO”) of 25,000,000 Class A ordinary shares (the “Public Shares”), including the 2,500,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $250.0 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.0 million.
On November 15, 2021, Oaktree Acquisition Corp. II (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s IPO on September 21, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 2, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of September 21, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 19, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 20, 2021; (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (vi) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity (and other related changes) and should no longer be relied upon.
As such, the Company will restate the unaudited interim financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 and footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Q3 Form 10-Q in this Quarterly Report on Form 10-Q/A.
The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on
Form 10-Q/A.

OAKTREE ACQUISITION CORP. II
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	4
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4
	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	5
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for The Three and Nine Months Ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	6
	Unaudited Condensed Statements of Cash Flows for The Nine Months Ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	7
	Notes to Unaudited Condensed Financial Statements (as restated)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures (as restated)	30
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
SIGNATURES		33

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
OAKTREE ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(unaudited)
Assets
Current assets:
Cash	$918,710	$1,277,714
Prepaid expenses	157,607	249,389

Total current assets	1,076,317	1,527,103
Investments held in Trust Account	250,001,168	250,006,919

Total assets	$251,077,485	$251,534,022

Liabilities, Class A ordinary shares subject to possible redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$85,720	$6,997
Accrued expenses	3,116,601	197,590
Accrued expenses—related party	210,822	57,930
Advance from related party	119,159	119,159

Total current liabilities	3,532,302	381,676
Deferred legal fees	100,000	100,000
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	9,825,000	21,374,160

Total liabilities	22,207,302	30,605,836
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 per share; 25,000,000 shares outstanding at September 30, 2021 and December 31, 2020, respectively	250,000,000	250,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinar y shares subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(21,130,442)	(29,072,439)

Total shareholders’ deficit	(21,129,817)	(29,071,814)

Total Liabilities, Class A ordinary shares subject to possible redemption, and Shareholders’ Deficit	$251,077,485	$251,534,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021	For The Period From August 5, 2020 (Inception) Through September 30, 2020

General and administrative expenses	$2,507,050	$3,626,413	$35,631

Loss from operations	(2,507,050)	(3,626,413)	(35,631)
Other income
Change in fair value of derivative warrant liabilities	3,602,500	11,549,160	(1,167,750)
Financing costs - derivative warrant liabilities	—	—	(433,190)
Net gain on investments held in Trust Account	3,218	19,250	617

Total other income (loss)	3,605,718	11,568,410	(1,600,323)

Net income (loss)	$1,098,668	$7,941,997	$(1,635,954)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,000,000	25,000,000	4,545,455

Basic and diluted net income (loss) per share, Class A	$0.04	$0.25	$(0.16)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,250,000	6,250,000	5,738,636

Basic and diluted net income (loss) per share, Class B	$0.04	$0.25	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	—	$—	6,250,000	$625	$—	$(29,072,439)	$(29,071,814)
Net income	—	—	—	—	—	7,069,017	7,069,017

Balance—March 31, 2021 (unaudited), as restated	—	$—	6,250,000	$625	$—	$(22,003,422)	$(22,002,797)
Net loss	—	—	—	—	—	(225,688)	(225,688)

Balance—June 30, 2021 (unaudited), as restated	—	$—	6,250,000	$625	$—	$(22,229,110)	$(22,228,485)
Net income	—	—	—	—	—	1,098,668	1,098,668

Balance—September 30, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(21,130,442)	$(21,129,817)

For The Period From August 5, 2020 (Inception) Through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—August 5, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Forfeiture of Class B ordinary shares from Sponsor	—	—	(218,750)	(22)	22	—	—
Excess of cash receipts over the fair value of the private warrants sold to Sponsor	—	—	—	—	1,460,440	—	1,460,440
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(1,484,815)	(19,784,204)	(21,269,019)
Net loss	—	—	—	—	—	(1,635,954)	(1,635,954)

Balance—September 30, 2020 (unaudited)	—	$—	6,250,000	$625	$—	$(21,420,158)	$(21,419,533)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2021	For The Period From August 5, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,941,997	$(1,635,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain on investments held in Trust Account	(19,250)	(617)
Change in fair value of derivative warrant liabilities	(11,549,160)	1,167,750
Financing costs - derivative warrant liabilities	—	433,190
General and administrative expenses paid by related party under note payable	—	26,961
Changes in operating assets and liabilities:
Prepaid expenses	91,782	(292,850)
Accounts payable	78,723	296,520
Accrued expenses	3,004,012	—
Accrued expenses - related party	152,892	5,000

Net cash used in operating activities	(299,004)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	25,000	—
Cash deposited in Trust Account	—	(250,000,000)

Net cash provided by (used in) investing activities	25,000	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	250,000,000
Proceeds received from private placement	—	7,000,000
Offering costs paid	(85,000)	(5,000,000)

Net cash (used in) provided by financing activities	(85,000)	252,000,000

Net change in cash	(359,004)	2,000,000
Cash - beginning of the period	1,277,714	—

Cash - end of the period	$918,710	$2,000,000

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accounts payable	$—	$139,550
Offering costs included in accrued expenses	$—	$334,860
Offering costs included in note payable - related party	$—	$92,198
Forfeiture of Class B ordinary shares from Sponsor	$—	$22
Deferred legal fees	$—	$100,000
Deferred underwriting commissions	$—	$8,750,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)
Note 1—Description of Organization, Business Operations and Basis of Presentation
Oaktree Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on August 5, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganiz
a
tion or similar business combination with one or more businesses or entities (the “Business

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
(as restated)

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

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for serv
i
ces rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
as amended, as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020 as filed with the SEC on December
1
3
, 2021, which contains the audited financial statements and notes thereto.
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
(as restated)

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
Note 2—Summary of Significant Accounting Policies (as restated)
Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting
Bulletin
No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon.

1
1

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

The impact of the restatement on the financial statements for the Affected Quarterly Peri
o
ds is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$251,368,069		$251,368,069

Total liabilities	$23,370,865		$23,370,865

Class A ordinary shares subject to possible redemption	$222,997,200	27,002,800	$250,000,000
Preference shares	—	—	—
Class A ordinary shares	270	(270)	—
Class B ordinary shares	625	—	625
Additional paid-in capital	7,201,327	(7,201,327)	—
Accumulated deficit	(2,202,218)	(19,801,203)	(22,003,421)

Total shareholders’ equity (deficit)	$5,000,004	$(27,002,800)	$(22,002,796)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$251,368,069	$—	$251,368,069

Class A ordinary shares subject to redemption	22,299,720	2,700,280	25,000,000
Class A ordinary shares	2,700,280	(2,700,280)	—
The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:
Form
10-Q
(March 31, 2021) - For the Three Months Ended March 31, 2021 (unaudited)

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$7,069,020	$(7,069,020)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$251,181,784		$251,181,784

Total liabilities	$23,410,268		$23,410,268

Class A ordinary shares subject to possible redemption	$222,771,510	27,228,490	$250,000,000
Preference shares	—	—	—
Class A ordinary shares	272	(272)	—
Class B ordinary shares	625	—	625
Additional paid-in capital	7,427,015	(7,427,015)	—
Accumulated deficit	(2,427,906)	(19,801,203)	(22,229,109)

Total shareholders’ equity (deficit)	$5,000,006	$(27,228,490)	$(22,228,484)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$251,181,784	$—	$251,181,784

Class A ordinary shares subject to redemption	22,277,151	2,722,849	25,000,000
Class A ordinary shares	2,722,849	(2,722,849)	—

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:
Form
10-Q
(June 30, 2021) - For the Six Months Ended June 30, 2021 (unaudited)

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$6,843,330	$(6,843,330)	$—
In connection with the change in presentation for the Public Shares, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the period three months ended March 31, 202 1 (unaudited)
Net income	$7,069,017	$—	$7,069,017
Weighted average shares outstanding	25,000,000	—	25,000,000
Basic and diluted earnings per share	$0.00	$0.23	$0.23
Form 10-Q (June 30, 2021) - For the period three months ended June 30, 202 1 (unaudited)
Net loss	$(225,688)	$—	$(225,688)
Weighted average shares outstanding	25,000,000	—	25,000,000
Basic and diluted loss per share	$0.00	$(0.01)	$(0.01)
Form 10-Q (June 30, 2021) - For the period six months ended June 30, 202 1 (unaudited)
Net income	$6,843,329	$—	$6,843,329
Weighted average shares outstanding	25,000,000	—	25,000,000
Basic and diluted earnings per share	$0.00	$0.22	$0.22

	Earnings Per Share for Class B ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the period three months ended March 31, 202 1 (unaudited)
Net income	$7,069,017	$—	$7,069,017
Weighted average shares outstanding	6,250,000	—	6,250,000
Basic and diluted earnings per share	$1.13	$(0.90)	$0.23
Form 10-Q (June 30, 2021) - For the period three months ended June 30, 202 1 (unaudited)
Net loss	$(225,688)	$—	$(225,688)
Weighted average shares outstanding	6,250,000	—	6,250,000
Basic and diluted loss per share	$(0.04)	$0.03	$(0.01)
Form 10-Q (June 30, 2021) - For the period six months ended June 30, 202 1 (unaudited)
Net income	$6,843,329	$—	$6,843,329
Weighted average shares outstanding	6,250,000	—	6,250,000
Basic and diluted earnings per share	$1.09	$(0.87)	$0.22

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

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

1
4

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

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

1
5

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within th
e
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

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

	For The Period From August 5, 2020 (Inception) Through September 30, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(723,074)	$(912,880)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,545,455	5,738,636

Basic and diluted net loss per ordinary share	$(0.16)	$(0.16)

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
1
7

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

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
 $119,000 from the Spon
s
or.
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

1
8

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

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

1
9

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

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
Preference Shares
—The Company is authorized to issue 1,000,000 preference

shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s b
o
ard of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
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
(as restated)
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
(as restated)

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

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the average last repo
r
ted sale price of Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10 trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).
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
(as restated)
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

2
3

OAKTREE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as restated)

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

2
4

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures (as restated)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing
procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K,
as amended by the Company’s form
10-K/A
we filed with the SEC on December 13, 2021.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of December, 2021.

OAKTREE ACQUISITION CORP. II

By:	/s/ Patrick McCaney
Name:	Patrick McCaney
Title:	Chief Executive Officer

33