Form 10-K
period 2021-12-31
Oaktree Acquisition Corp. II
filed 2022-03-30
CIK 1820931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2021

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
(213) 830-6300
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	OACB.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	OACB	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	OACB WS	The New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NYSE, was $247,000,000 (based on the closing sales price of the Class A ordinary shares as reported by the NYSE of $9.88).
As of March
30
, 2022, 25,000,000 Class A ordinary shares, par value $0.0001, and 6,250,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “Report”), or the context otherwise requires, references to:

•
“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the Company in place upon the consummation of our initial public offering;

•
“assets under management” or “AUM” are to assets Oaktree manages (Oaktree’s methodology for calculating AUM includes (i)
 the net asset value of assets managed directly by Oaktree, (ii)
 the leverage on which management fees are charged, (iii)
 undrawn capital that Oaktree is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree
’s pro rata portion of AUM managed by DoubleLine Capital LP and its affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest, (vi) for collateralized loan obligation vehicles, the aggregate par value of collateral assets and principal cash, (vii)
 for publicly-traded business development companies (“BDCs”), gross assets (including assets acquired with leverage), net of cash, (viii) for Oaktree’s special purpose acquisition companies, the proceeds of any initial public offering held in trust for use in a business combination and (ix) for DoubleLine funds, the net asset value Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in its operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.;

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

•
“founder shares” are to our Class
 B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class
 A ordinary shares that will be issued upon the automatic conversion of the Class
 B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class
 A ordinary shares will not be “public shares”);

•	“management” or our “management team” are to our executive officers and directors;

•	“Oaktree” are to Oaktree Capital Management, L.P., an affiliate of our sponsor, and its affiliates where applicable;

•	“OACC” are to Oaktree Acquisition Corp. III, a special purpose acquisition company that is in the process of registering its initial public offering with the U.S. Securities and Exchange Commission.

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

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

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
Risks Relating to our Sponsor and Management Team

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

General Risk Factors

•
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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
Our Founders
Oaktree is a leading global investment management firm headquartered in Los Angeles, California, with over 1,000 employees throughout offices in 19 cities worldwide. As of December 31, 2021, Oaktree had approximately $166 billion in assets under management (including $26.8 billion attributable to Oaktree’s 20% minority interest in DoubleLine). Oaktree’s senior executives and investment professionals have focused on less efficient markets and alternative investments for the past 35 years. Oaktree emphasizes a value-oriented approach to deploying capital in control investing, listed equities, and other alternative investment strategies.
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
Proposed Business Combination
On December 7, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the company,

Alvotech Holdings S.A., a public limited liability company (
société anonyme
) incorporated and existing under the laws of the Grand Duchy of Luxembourg, having its registered office at 9, Rue de Bitbourg,
L-1273
Luxembourg, Grand Duchy of Luxembourg and registered with the Luxembourg Register of Commerce and Companies (
R.C.S. Luxembourg
) under number B229193 (“Alvotech”) and Alvotech Lux Holdings S.A.S., a simplified joint stock company (
société par actions simplifiée
) incorporated and existing under the laws of the Grand Duchy of Luxembourg, having its registered office at 9, Rue de Bitbourg,
L-1273
Luxembourg, Grand Duchy of Luxembourg and registered with the Luxembourg Register of Commerce and Companies (
R.C.S. Luxembourg
) under number B258884 (“TopCo”).
The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of both our company and Alvotech and the sole chairman (
president
) of TopCo.
The Business Combination
The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (a) at the First Merger Effective Time (as defined in the Business Combination Agreement), we will merge with and into TopCo, whereby (i) all of our outstanding Class A ordinary shares, par value $0.0001 per share and our Class B ordinary shares, par value $0.0001 will be exchanged for ordinary shares of TopCo (the “TopCo Ordinary Shares”) and (ii) all of our outstanding warrants included in the units sold in our initial public offering and all of our outstanding warrants purchased in a private placement in connection with our initial public offering will be converted into warrants of TopCo with substantially the same terms as our warrants (the “TopCo Warrants”), with TopCo as the surviving company in the merger (the “First Merger”); (b) immediately after the effectiveness of the First Merger, TopCo will redeem and cancel the shares held by the initial sole shareholder of TopCo pursuant to a share capital reduction of TopCo (the “Redemption”); (c) immediately after the effectiveness of the First Merger and the Redemption, the legal form of TopCo shall be changed from a simplified joint stock company (
société par actions simplifiée
) to a public limited liability company (
société anonyme
) under Luxembourg law (the “Conversion”); and (d) immediately following the effectiveness of the Conversion and the PIPE Financing (as defined in the below), Alvotech will merge with and into TopCo, whereby all outstanding class A ordinary shares and class B ordinary shares of Alvotech (collectively, the “Alvotech Shares”) will be exchanged for an aggregate of 218,930,000 TopCo Ordinary Shares at a deemed price of $10.00 per share (38,330,000 which will be subject to certain transfer restrictions, vesting and buyback conditions), with TopCo as the surviving company in the merger (the “Second Merger” and, together with the First Merger, the “Mergers”).
The Mergers and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.
Business Combination Consideration
In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) at the First Merger Effective Time, each of our ordinary shares issued and outstanding as of immediately prior to the First Merger Effective Time (other than our Class A Ordinary Shares validly submitted for redemption pursuant to our second amended and restated memorandum and articles of association and shares held by us as treasury stock (which treasury shares will be cancelled for no consideration as part of the Mergers)) will be canceled and extinguished and exchanged for one TopCo Ordinary Share, (ii) at the Second Merger Effective Date, all outstanding Alvotech Shares will be exchanged for TopCo Ordinary Shares (38,330,000 which will be subject to certain transfer restrictions, vesting and buyback conditions), pursuant to a share capital increase of TopCo, and (iii) each of our warrants that are outstanding immediately prior to the First Merger Effective Time will cease to represent a right to acquire our ordinary shares and will automatically represent, immediately following the First Merger Effective Time, a right to acquire one TopCo Ordinary Share on the same contractual terms and conditions as were in effect immediately prior to the First Merger Effective Time.

Representations and Warranties; Covenants
The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. TopCo has also agreed to take all actions within its power as may be necessary or appropriate such that, effective immediately after the closing of the Business Combination, the TopCo board of directors shall consist of up to nine directors, with one director being designated by OACB and the remaining directors being designated by TopCo. In addition, TopCo has agreed to adopt a post-closing equity incentive plan, as described in the Business Combination Agreement.
Conditions to Each Party’s Obligations
The obligation of our company and Alvotech to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction enjoining or prohibiting the consummation of the Merger, (iii) the effectiveness of the Registration Statement on
Form F-4 (the
“Registration Statement”) in accordance with the provisions of the Securities Act, registering the TopCo Ordinary Shares to be issued in the Business Combination, (iv) the required approvals of our shareholders, (v) the required approvals of Alvotech’s shareholders, (iv) our company having at least $5,000,001 of net tangible assets (as determined in accordance with
Rule 3a51-1(g)(1) of
the Securities Exchange Act of 1934, as amended) remaining immediately after the closing of the Business Combination, (vii) the approval by the Nasdaq Stock Market and Nasdaq First North Growth Market of TopCo’s initial listing application in connection with the Business Combination and (viii) the aggregate cash proceeds from our trust account, together with the proceeds from the PIPE Financing, being no less than $300,000,000 (after deducting any amounts paid to our shareholders that exercise their redemption rights in connection with the Business Combination) (the “Minimum Cash Condition”).
Termination
The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing of the Business Combination, including (i) by either party, if the closing of the Business Combination has not occurred by June 7, 2022, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate shall have proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement on or before such date, (ii) by either party, if our shareholders do not approve the Business Combination at a meeting of our shareholders and (iii) by our company, subject to a cure right in favor of Alvotech, if there has been any action (but not, solely, inaction) or communication by or from the Food and Drug Administration or any comparable Governmental Entity (as defined in the Business Combination Agreement) with respect to Alvotech and its subsidiaries or their respective products or businesses (including their respective contract manufacturing organizations or contract testing laboratories) that would reasonably be expected to prevent achievement in all material respects by Alvotech and its subsidiaries of the 2025 estimated revenue set out in the Financial Guidance Summary included in the presentation provided to investors in connection with the PIPE Financing (as defined below). If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, except in the case of willful or material breach or actual fraud.
A copy of the Business Combination Agreement is filed with the Form
8-K,
as filed with the Securities and Exchange Commission on December 7, 2021, as Exhibit 2.1, and the foregoing description of the Business Combination Agreement is qualified in its entirety by reference thereto. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. We do not believe that these schedules contain information that is material to an investment decision.
Sponsor Letter Agreement
Concurrent with the execution of the Business Combination Agreement, our sponsor, our company and TopCo entered into a sponsor letter agreement (the “Sponsor Letter Agreement”). Pursuant to the Sponsor Letter Agreement, our sponsor (i) agreed to vote its ordinary shares in favor of the Business Combination Agreement, the Business Combination, and any other matter reasonably necessary to consummate the transactions contemplated by the Business Combination Agreement, (ii) agreed not to transfer or pledge any of its ordinary shares after the execution of the Business Combination Agreement and prior to the closing of the Business Combination, (iii) waived its rights of appraisal, any dissenters’ rights and any similar rights relating to the transactions contemplated by the Business Combination Agreement that it may have by virtue of, or with respect to, any outstanding ordinary shares owned thereby and (iv) agreed to subject 1,250,000 of its ordinary shares held as of immediately prior to the First Merger Effective Time, which will have been exchanged for TopCo Ordinary Shares, to certain transfer restrictions, vesting and buyback conditions.
Support Agreements
Concurrent with the execution of the Business Combination Agreement, certain Alvotech shareholders entered into support agreements (collectively, the “Support Agreements”) with our company and Alvotech, pursuant to which such shareholders of Alvotech have agreed to, among other things, (i) support and vote in favor of the Business Combination Agreement, the Business Combination, and any other matter reasonably necessary to consummate the transactions contemplated by the Business Combination Agreement, (ii) waived any rights of appraisal, any dissenters’ rights and any similar rights relating to the transactions contemplated by the Business Combination Agreement that they may have by virtue of, or with respect to, any outstanding Alvotech Shares owned thereby and (iii) certain customary restrictive covenants.
PIPE Financing
Concurrently with the execution of the Business Combination Agreement, our company and TopCo entered into subscription agreements with certain U.S.-based institutional and accredited investors (each a “U.S. Subscription Agreement”)
and non-U.S. persons
(as defined in Regulation S under the Securities Act) (each a “Foreign Subscription Agreement” and, together with the U.S. Subscription Agreements, the “Initial Subscription Agreements”), pursuant to which such investors agreed to subscribe for and purchase, and TopCo agreed to issue and sell to such investors in private placements, prior to and substantially concurrently with the closing of the Business Combination, an aggregate of 15,330,000 TopCo Ordinary Shares at a purchase price of $10.00 per share, for aggregate gross proceeds of $153,300,000 (the “Initial PIPE Financing”). Subsequently to the Initial PIPE Financing, on January 18, 2022, OACB and TopCo entered into Subscription Agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain Initial Subscribers (the “Subsequent Subscribers”, and together with the Initial Subscribers, the “Subscribers”), pursuant to which the Subsequent Subscribers have agreed to subscribe for, and TopCo has agreed to issue to the Subsequent Subscribers, an aggregate of 2,100,000 TopCo Ordinary Shares at a price of $10.00 per share, for aggregate gross proceeds of $21,000,000 (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). The aggregate amount of TopCo Ordinary Shares to be issued pursuant to the PIPE Financing is 17,493,000 for aggregate gross proceeds of $174,930,000. The Subscription Agreements contain substantially the same terms, except that the Foreign Subscription Agreement the investors thereto agreed to subscribe for TopCo Ordinary Shares at a price that is net of a 3.5%

placement fee with the expectation that such investors will assign their rights to purchase the TopCo Ordinary Shares to other investors prior to the consummation of the Business Combination, however, there is no guarantee or obligation that such investors will assign such TopCo Ordinary Shares.
The closing of the PIPE Financing is subject to customary conditions for a financing of this nature, including the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that TopCo will grant the investors in the PIPE Financing certain customary registration rights with respect to their TopCo Ordinary Shares following the closing of the Business Combination.
Additional PIPE Financing
Pursuant to the Business Combination Agreement, within
24-hours
after the deadline for redemptions of our Class A ordinary shares, existing Alvotech shareholders may subscribe for TopCo Ordinary Shares on terms and conditions substantially the same as the Subscription Agreements, including the $10.00 per share price; provided, that the subscription amount under such additional financing, shall not exceed, in the aggregate, the amount required to ensure that the Minimum Cash Condition is satisfied.
Investor Rights and
Lock-Up
Agreement
In connection with the consummation of the Business Combination, TopCo will enter into an investor rights and lock-up
agreement (the “IRA”) with our sponsor and certain Alvotech shareholders. Pursuant to the IRA, TopCo Ordinary Shares may not be transferred (subject to certain exceptions) until: (i) with respect to the TopCo Ordinary Shares held by our sponsor after the closing of the Business Combination, 365 days after the closing of the Business Combination, subject to earlier release if the TopCo Ordinary Shares trade at or above a volume weighted average price of $12.00 for ten (10) trading days during any twenty (20) trading day period commencing at least 180 days following the closing of the Business Combination; (ii) with respect to the TopCo Ordinary Shares held by TopCo’s chairman of the board of directors (the “Chairman Shares”), (x) 180 days following the closing of the Business Combination, with respect to one-third
of the Chairman Shares, (y) 365 days following the closing of the Business Combination, with respect to one-third
of the Chairman Shares (with earlier release if the TopCo Ordinary Shares trade at or above a volume weighted average price of $12.00 for ten (10) trading days during any twenty (20) trading day period commencing at least 180 days following the closing of the Business Combination), and (z) 545 days following the closing of the Business Combination, with respect to the remaining one-third
of the Chairman Shares; and (iii) with respect to the TopCo Ordinary Shares held by the other investors party to the IRA, 180 days after the closing of the Business Combination. Additionally, pursuant to the IRA, our warrants then held by our sponsor may not be transferred for a period of 30 days following the closing of the Business Combination. The transfer restrictions do not apply to shares acquired in the PIPE Financing or any other pre-closing
of the Business Combination equity financing of TopCo.
The IRA also provides that TopCo will file a registration statement to register the resale of the TopCo Ordinary Shares held by the parties to the IRA within 30 days after the closing of the Business Combination. The IRA also provides the parties with certain “demand” and “piggy-back” registration rights, subject to customary requirements and conditions.
The foregoing description of the IRA does not purport to be complete and is qualified in its entirety by the terms and conditions of the IRA, a form of which is attached as Exhibit A to the Business Combination Agreement.
The Business Combination is expected to close in the first half of 2022, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions. For full details and the filed agreements, refer to our Current Report on
8-K
announcing the Business Combination Agreement filed on December 7, 2021.
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
Financial Position
As of December 31, 2021 and 2020, we had $250.0 million held in the trust account, not including $8,750,000 of deferred underwriting fees and no deferred underwriting fees had been paid. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $0.6 million of proceeds held outside the trust account (as of December 31, 2021) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $0.6 million of proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
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
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes- Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
www.oaktreeacquisitioncorp.com
, to disseminate certain information that may be relevant to investors. SEC filings, including our Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and all amendments and exhibits to those reports are available through the SEC’s website,
http://www.sec.gov
.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Our sponsor owns, on an
as-converted
basis, 20% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 9,375,001 or 37.5% (assuming all outstanding shares are voted) of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 21, 2022 then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of
COVID-19
and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events (such as the escalation of hostilities between

Russia and Ukraine as well as other forms of conflict, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
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
As of December 31, 2021, we had approximately $0.6 million in cash held outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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
The net proceeds from our initial public offering and the private placement of warrants provided us with $242.5 million that we may use to complete our initial business combination (after taking into account the approximately $8.8 million of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering).
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
Risks Relating to the Business Combination Agreement
We may not be able to effect the anticipated business combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.
In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Business Combination Agreement are not consummated, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.
If the anticipated business combination with Alvotech fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination and/or arrange new sources of financing within 24 months from the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
Finding, researching, analyzing and negotiating with Alvotech has taken a substantial amount of time and if the anticipated business combination with Alvotech fails, we may not be able to find a suitable target business and complete our initial business combination within 24 months from the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
We issued warrants to purchase 6,250,000 of our Class A ordinary shares as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 4,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares.
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
We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.
We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other blank check companies prior to memorandum and articles of association provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity which may be a corporate opportunity for both us and another entity, including any entities managed by Oaktree or its affiliates and any companies in which Oaktree or such entities have invested about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
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
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs, sanctions and other trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
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
As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to the Company’s re-evaluation
of the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.
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
Our management and our audit committee concluded that it was appropriate to restate the Company’s previously issued balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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
Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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
(b) Holders
On December 31, 2021, there was one holder of record for our units, one holder of record for our Class A ordinary shares, one holder of our Class B ordinary shares and two holders of our warrants.
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

As indicated in the accompanying financial statements, as of December 31, 2021, we had approximately $587,000 in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.
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
Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

Recent Developments
On December 7, 2021, we entered into a Business Combination Agreement, by and among the company, Alvotech, a public limited liability company (
société anonyme
) incorporated and existing under the laws of the Grand Duchy of Luxembourg and TopCo, a simplified joint stock company (
société par actions simplifiée
) incorporated and existing under the laws of the Grand Duchy of Luxembourg. Pursuant to the Business Combination Agreement, among other things, (i) the company will first merge with and into TopCo, with TopCo as the surviving company in the merger, (ii) TopCo will then redeem and cancel the initial shares held by the initial sole shareholder of TopCo pursuant to a share capital reduction of TopCo, (iii) the legal form of TopCo shall then be changed from a simplified joint stock company (
société par actions simplifiée
) to a public limited liability company (
société anonyme
) under Luxembourg law and (iv) Alvotech will merge with and into TopCo, whereby outstanding Alvotech Ordinary Shares will be exchanged for TopCo Ordinary Shares, with TopCo as the surviving company in the merger. See “Item 1. Business—Proposed Business Combination” for a description of the anticipated Business Combination with Alvotech and the related agreements.
Results of Operations
Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the year ended December 31, 2021, we had net income of approximately $4.0 million, which consisted of a gain of approximately $9.8 million from changes in fair value of derivative warrant liabilities and approximately $52,000 in net gain earned on investments held in the Trust Account, partially offset by $5.9 million in general and administrative costs.
For the period from August 5, 2020 (inception) through December 31, 2020, we had a net loss of approximately $9.3 million, which consisted of a loss of approximately $8.6 million from changes in fair value of derivative warrant liabilities, a loss of approximately $433,000 for financing costs of derivative warrant liabilities and approximately $271,000 in general and administrative costs, partially offset by approximately $7,000 in net gain earned on investments held in the Trust Account.
Going Concern
As of December 31, 2021, we had approximately $587,000 in our operating bank account and negative working capital of approximately $4.7 million. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
Deferred Legal Fees
We entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $100,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination.

Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants to purchase ordinary shares, issued in connection with our Initial Public Offering (the “Public Warrants” and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model, and subsequently, the fair value of the Private Placement warrants has been estimated using a Monte Carlo simulation model at each measurement date. The fair value of public Warrants issued in connection with our Initial Public Offering has subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 25,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the Public Warrants and Private Placement Warrants, to purchase an aggregate of 10,916,667 of the Company’s Class A ordinary shares, in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021 and 2020, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-K
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues.

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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.
This Annual Report on Form
10-K
does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Patrick McCaney	41	Chief Executive Officer and Director
Alexander Taubman	34	President
Zaid Pardesi	39	Chief Financial Officer and Head of M&A
Mathew Pendo	57	Chief Operating Officer
John Frank	64	Chairman and Director
Paul Meister	68	Director
Andrea Wong	54	Director
Anthony Grillo	66	Director
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
Mathew Pendo
is Chief Operating Officer of Oaktree Acquisition Corp. II and OACC and the Head of Corporate Development and Capital Markets for Oaktree, the President and Chief Operating Officer of the two Oaktree managed BDC’s: Oaktree Specialty Lending Corporation, and Oaktree Strategic Income II. Mr. Pendo joined Oaktree in 2015. His prior experience includes serving as the chief investment officer of the Troubled

Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award in 2013. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head
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
of Perspecta Trust, a New Hampshire based trust company. In addition Mr. Meister has served since August 2019 as Chairman of the Board of Directors of Amneal Pharmaceuticals, Inc. (NYSE:AMRX). Mr. Meister also served as President of MacAndrews & Forbes Incorporated from 2014 to 2018. Previously, Mr. Meister was appointed Executive Vice Chairman of Revlon, Inc. to serve as the principal executive officer on an interim basis when the Chief Executive Officer of Revlon, Inc. resigned in January 2018. Mr. Meister previously served as Chairman and Chief Executive Officer of inVentiv Health, Inc. (now Syneos Health Inc.) (NASDAQ:SYNH), a provider of commercial, consulting and clinical research services to the pharmaceutical and biotech industries, from 2010 until 2014. Mr. Meister was Chairman of Thermo Fisher Scientific Inc. (NYSE:TMO), a scientific instruments equipment and supplies company, from November 2006 until April 2007. He was previously Vice Chairman of Fisher Scientific International, Inc., a predecessor to Thermo Fisher, from 2001 to 2006, and Chief Financial Officer of Fisher Scientific from 1991 to 2001. Prior to Fisher Scientific, Mr. Meister held executive positions with the Henley Group, Wheelabrator Technologies and Abex, Inc. Mr. Meister has served as a director of Quanterix Corporation (NASDAQ:QTRX) since 2013, Aptiv PLC (NYSE: APTIV) since July 2019. He also previously served as director of Scientific Games Corporation (NASDAQ:SGMS), which provides customized, end-to-end
solutions to the gaming industry from 2012 to 2020: LKQ Corporation (NASDAQ:LKQ), a distributor of vehicle products, from 1999 until 2018; vTv Therapeutics Inc. (NASDAQ:VTVT), a clinical-stage bio pharmaceutical company, from 2015 until 2018; and Revlon (NYSE:REV) from 2015 to 2018. Mr. Meister served as a director of OAC from 2019 to January 2021. Mr. Meister is
Co-Chair
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
Anthony Grillo
serves on the board of directors of Oaktree Acquisition Corp. II. Mr. Grillo has served as a director of Littelfuse, Inc. (NASDAQ:LFUS) since 1991. Mr. Grillo also served on the board of directors of WeR.AI, Inc. from February 2018 to December 2021. Mr. Grillo is one of the founders of American Securities Advisors, LLC and affiliates (now known as Ascribe Opportunities Management, LLC), an advisory and private equity investment firm established in 2005. Mr. Grillo served as Managing Director of Ascribe until his retirement in December 2018. From 2001 through 2004, Mr. Grillo served as Senior Managing Director of Evercore Partners, Inc. (NYSE:EVR), an investment banking boutique providing advisory services to multinational corporations on significant mergers, acquisitions, divestitures, restructurings and other strategic corporate transactions, where he founded the restructuring practice for the firm. From 1999 through 2001, Mr. Grillo served as Senior Managing Director of Joseph Littlejohn & Levy, Inc., a private equity firm. From 1991 through 1999, Mr. Grillo was a Senior Managing Director of the Blackstone Group L.P. (NYSE:BX), a private equity firm. Mr. Grillo previously served as a director of GeoKinetics, from 2013 through 2015, and Lumeta Corporation, from 2016 through June 2018. Mr. Grillo holds a B.A. in economics from Rutgers University and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Mr. Grillo’s significant investment and corporate finance experience makes him well qualified to serve as a director.
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Patrick McCaney	Oaktree Capital Management, L.P.	Asset Management	Managing Director and Portfolio Manager

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Co-Chief Executive Officer and Director

Alexander Taubman	Oaktree Capital Management, L.P.	Asset Management	Managing Director

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Co-Chief Executive Officer

	Taubman Ventures Group LLC and certain affiliates	Asset Management	Advisor

Zaid Pardesi	Oaktree Capital Management, L.P.	Asset Management	Managing Director

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	President and Chief Financial Officer

John Frank	Oaktree Capital Management, L.P.	Asset Management	Vice Chairman

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Chairman and Director

	Oaktree Specialty Lending Corporation	Asset Management	Chairman and Director

	Chevron Corporation	Energy	Director

Mathew Pendo	Oaktree Capital Management, L.P.	Asset Management	Managing Director, Head of Corporate Development and Capital Markets

	Oaktree Acquisition Corp. III	Special Purpose Acquisition Company	Chief Operating Officer

	Oaktree Specialty Lending Corporation	Asset Management	President and Chief Operating Officer

	Oaktree Strategic Income II	Asset Management	President and Chief Operating Officer

Individual	Entity	Entity’s Business	Affiliation

Anthony Grillo	NarrativeWave	Software Development	Director

	Littelfuse	Electronic Component Manufacturing	Director

Paul Meister	Liberty Lane Partners, LLC	Private Equity	Co-Founder

	Perspecta Trust	Investment, Trust and Wealth Advisory Services	Co-Founder

	Quanterix Corporation	Healthcare	Director

	University of Michigan’s Life Sciences Institute	Life Sciences	Co-Chair of External Advisory Board; Chair of the Provost’s Advisory Committee

	Aptiv PLC	Technology	Director

	Amneal Pharmaceuticals, Inc.	Healthcare	Chairman and Director

Andrea Wong	Liberty Mutual Corporation	Media	Director

	Qurate Retail Group	Media	Director

	Hudson Pacific Properties	Real Estate	Director

	Roblox Corporation	Technology	Director
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
In the table below, percentage ownership is based on 25,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,250,000 Class B ordinary shares outstanding as of December 31, 2021. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Oaktree Acquisition Holdings II, L.P. (our sponsor)(2)	—	—	6,250,000	100%	20.0%
Patrick McCaney(3)	—	—	—	—	—
Alex Taubman(3)	—	—	—	—	—
Zaid Pardesi(3)	—	—	—	—	—
John Frank(3)	—	—	—	—	—
Mathew Pendo(3)	—	—	—	—	—
Andrea Wong(3)	—	—	—	—	—
Anthony Grillo(3)	—	—	—	—	—
Paul Meister(3)	—	—	—	—	—
All officers and directors as a group (eight individuals)	—	—	—	—	—
Millennium Management LLC(4)	1,334,885	5.3%	—	—	4.3%

(1)	Unless otherwise noted, the business address of each of our shareholders is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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

(4)
Includes Class A ordinary shares beneficially held by Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), and Israel A. Englander, a United States citizen (“Mr. Englander”), based solely on the Schedule 13G filed jointly by Millennium Management, Millennium Group Management and Mr. Englander, with the SEC on February 15, 2022. The securities disclosed herein as potentially beneficially owned by Millennium Management, Millennium Group Management and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management and/or other investment managers that may be controlled by Millennium Group Management (the managing member of Millennium Management) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management). The foregoing should not be construed in and of itself as an admission by Millennium Management, Millennium Group Management or Mr. Englander as to beneficial ownership of the securities held by such entities. The business address of each of Millennium Management, Millennium Group Management and Mr. Englander is c/o Millennium Management LLC, 399 Park Avenue, New York, New York 10022.

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

Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, our quarterly review and audit of the Company’s financial statements totaled $113,370 and $77,530, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020.
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
www.sec.gov
.

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of December 7, 2021, by and among Alvotech Lux Holdings, S.A.S., Alvotech Lux Holdings S.A. and the Company.(1)

3.1	Second Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement, dated as of September 21, 2020, between Continental Stock Transfer & Trust Company and the Company.(3)

4.2	Description of Registrant’s Securities.(5)

10.1	Private Placement Warrants Purchase Agreement, dated as of September 16, 2020, between the Company and the Sponsor.(3)

10.2	Investment Management Trust Account Agreement, dated as of September 21, 2020, between Continental Stock Transfer & Trust Company and the Company.(3)

10.3	Registration and Shareholder Rights Agreement, dated as of September 21, 2020, between the Company and the Sponsor.(3)

10.4	Form of Letter Agreement between the Company and each of the officers and directors of the Company.(3)

10.5	Letter Agreement, dated as of September 21, 2020, between the Company and the Sponsor.(3)

10.6	Expense Reimbursement Agreement, dated as of August 7, 2020, between the Company and the Sponsor.(4)

10.7	Administrative Services Agreement, dated as of September 21, 2020, between the Company and the Sponsor.(3)

10.8	Securities Subscription Agreement, dated August 7, 2020, between the Company and the Sponsor.(4)

14.1	Code of Ethics.(5)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

Exhibit No.	Description

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the company’s Form 8-K, filed with the SEC on December 7, 2021.
(2)	Incorporated by reference to the company’s Form S-1/A, filed with the SEC on September 14, 2020.
(3)	Incorporated by reference to the company’s Form 8-K, filed with the SEC on September 22, 2020.
(4)	Incorporated by reference to the company’s Form S-1, filed with the SEC on August 31, 2020.
(5)	Incorporated by reference to the Initial 10-K filed on March 31, 2021.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2022

OAKTREE ACQUISITION CORP. II

/ s/ Zaid Pardesi
Name: Zaid Pardesi
Title: Chief Financial Officer and Head of M&A
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/ s/ Patrick McCaney Patrick McCaney	Chief Executive Officer, Director and Authorized Representative ( Principal Executive Officer )	March 30, 2022

/ s/ Zaid Pardesi Zaid Pardesi	Chief Financial Officer and Head of M&A ( Principal Financial and Accounting Officer )	March 30, 2022

/ s/ John Frank John Frank	Chairman and Director	March 30, 2022

/s/ Paul Meister Paul Meister	Director	March 30, 2022

/s/ Andrea Wong Andrea Wong	Director	March 30, 2022

/s/ Anthony Grillo Anthony Grillo	Director	March 30, 2022

OAKTREE ACQUISITION CORP. II
INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7-F-23

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Oaktree Acquisition Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Oaktree Acquisition Corp. II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 21, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
30
, 2022
PCAOB ID Number 100

OAKTREE ACQUISITION CORP. II
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$587,171	$1,277,714
Prepaid expenses	100,000	249,389

Total current assets	687,171	1,527,103
Investments held in Trust Account	250,034,128	250,006,919

Total assets	$250,721,299	$251,534,022

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$233,405	$6,997
Accrued expenses	4,784,896	197,590
Accrued expenses—related party	240,822	57,930
Advance from related party	119,159	119,159

Total current liabilities	5,378,282	381,676
Deferred legal fees	100,000	100,000
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	11,571,670	21,374,160

Total liabilities	25,799,952	30,605,836

Commitments and Contingencies
Class A ordinary shares, $0.0001 per share; 25,000,000 shares issued and outstanding at December 31, 2021 and 2020	250,000,000	250,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued and outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at December 31, 2021 and 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(25,079,278)	(29,072,439)

Total shareholders’ deficit	(25,078,653)	(29,071,814)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$250,721,299	$251,534,022

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2021	For The Period From August 5, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$5,861,538	$270,964

Loss from operations	(5,861,538)	(270,964)
Other income (expense)
Change in fair value of derivative warrant liabilities	9,802,490	(8,574,000)
Financing costs—derivative warrant liabilities	—	(433,190)
Income from investments held in Trust Account	52,209	6,919

Total other income (expense)	9,854,699	(9,000,271)

Net income (loss)	$3,993,161	$(9,271,235)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,000,000	17,176,871

Basic and diluted net income (loss) per share, Class A	$0.13	$(0.40)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,250,000	6,058,673

Basic and diluted net income (loss) per share, Class B	$0.13	$(0.40)

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021 AND
FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—August 5, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Excess of cash receipts over the fair value of the private warrants sold to Sponsor	—	—	—	—	1,460,440		1,460,440
Forfeiture of Class B ordinary shares from Sponsor	—	—	(218,750)	(22)	22	—	—
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(1,484,815)	(19,801,204)	(21,286,019)
Net loss	—	—	—	—	—	(9,271,235)	(9,271,235)

Balance—December 31, 2020	—	—	6,250,000	625	—	(29,072,439)	(29,071,814)
Net income	—	—	—	—	—	3,993,161	3,993,161

Balance—December 31, 2021	—	$—	6,250,000	$625	$—	$(25,079,278)	$(25,078,653)

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. II
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2021	For The Period From August 5, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,993,161	$(9,271,235)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(52,209)	(6,919)
Financing costs—derivative warrant liabilities	—	433,190
Change in fair value of derivative warrant liabilities	(9,802,490)	8,574,000
General and administrative expenses paid by related party under note payable	—	26,961
Changes in operating assets and liabilities:
Prepaid expenses	149,389	(249,389)
Accounts payable	226,408	6,997
Accrued expenses	4,672,307	112,589
Accrued expenses—related party	182,891	57,930

Net cash used in operating activities	(630,543)	(315,876)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	25,000	—
Cash deposited in Trust Account	—	(250,000,000)

Net cash provided by (used in) investing activities	25,000	(250,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	250,000,000
Proceeds received from private placement	—	7,000,000
Offering costs paid	(85,000)	(5,406,410)

Net cash (used in) provided by financing activities	(85,000)	251,593,590

Net change in cash	(690,543)	1,277,714

Cash—beginning of the period	1,277,714	—

Cash—end of the period	$587,171	$1,277,714

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in note payable—related party	$—	$92,198
Forfeiture of Class B ordinary shares from Sponsor	$—	$22
Deferred legal fees	$—	$100,000
Deferred underwriting commissions in connection with the initial public offering	$—	$8,750,000
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Oaktree Acquisition Holdings II, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions (
see
Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million (
see
Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within th
e meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as below.
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
Investment Company Act.

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
The Company will provide the holders (the “Public Shareholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480
,
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

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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
Proposed Business Combination
On December 7, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Alvotech Holdings S.A., a public limited liability company (
société
 anonyme
) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Alvotech”) and Alvotech Lux Holdings S.A.S., a simplified joint stock company (
société
 par actions
 simplifiée
) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“TopCo”). The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of both the Company and Alvotech and the sole chairman (
president
) of TopCo. The Business Combination is expected to close in the first half of 2022,

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.
The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (a) at the First Merger Effective Time (as defined in the Business Combination Agreement), the Company will merge with and into TopCo, whereby (i) all of the outstanding Class A ordinary shares of the Company, par value $0.0001 per share (the “OACB Class A Ordinary Shares”) and the Company’s Class B ordinary shares, par value $0.0001 (the “OACB Class B Ordinary Shares”, and together with the OACB Class A Ordinary Shares, the “OACB Ordinary Shares”) will be exchanged for ordinary shares of TopCo (the “TopCo Ordinary Shares”) and (ii) all of the outstanding warrants of the Company included in the units sold in the Company’s initial public offering and all of the outstanding warrants of the Company purchased in a private placement in connection with the Company’s initial public offering (the “OACB Warrants”) will be converted into warrants of TopCo with substantially the same terms as the OACB Warrants (the “TopCo Warrants”), with TopCo as the surviving company in the merger (the “First Merger”); (b) immediately after the effectiveness of the First Merger, TopCo will redeem and cancel the shares held by the initial sole shareholder of TopCo pursuant to a share capital reduction of TopCo (the “Redemption”); (c) immediately after the effectiveness of the First Merger and the Redemption, the legal form of TopCo shall be changed from a simplified joint stock company (
société par actions simplifiée
) to a public limited liability company (
société anonyme
) under Luxembourg law (the “Conversion”); and (d) immediately following the effectiveness of the Conversion and the PIPE Financing (as defined in the below), Alvotech will merge with and into TopCo, whereby all outstanding Class A ordinary shares and Class B ordinary shares of Alvotech (collectively, the “Alvotech Shares”) will be exchanged for an aggregate of 218,930,000 TopCo Ordinary Shares at a deemed price of $10.00 per share (38,330,000 which will be subject to certain transfer restrictions, vesting and buyback conditions), with TopCo as the surviving company in the merger (the “Second Merger” and, together with the First Merger, the “Mergers”).
Concurrently with the execution of the Business Combination Agreement, the Company and TopCo entered into subscription agreements with certain U.S.-based institutional and accredited investors (each a “U.S. Subscription Agreement”)
and non-U.S. persons
(as defined in Regulation S under the Securities Act) (each a “Foreign Subscription Agreement” and, together with the U.S. Subscription Agreements, the “
Initial
Subscription Agreements”), pursuant to which such investors agreed to subscribe for and purchase, and TopCo agreed to issue and sell to such investors in private placements, prior to and substantially concurrently with the closing of the Business Combination, an aggregate of 15,330,000 TopCo Ordinary Shares at a purchase price of $10.00 per share, for aggregate gross proceeds of $153,300,000 (the “
Initial PIPE Financing”). Subsequently to the Initial PIPE Financing, on January 18, 2022, OACB and TopCo entered into Subscription Agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain Initial Subscribers (the “Subsequent Subscribers”, and together with the Initial Subscribers, the “Subscribers”), pursuant to which the Subsequent Subscribers have agreed to subscribe for, and TopCo has agreed to issue to the Subsequent Subscribers, an aggregate of 2,100,000 TopCo Ordinary Shares at a price of $10.00 per share, for aggregate gross proceeds of $21,000,000 (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). The aggregate amount of TopCo Ordinary Shares to be issued pursuant to the PIPE Financing is 17,493,000 for aggregate gross proceeds of $174,930,000.
The Subscription Agreements contain substantially the same terms, except that the Foreign Subscription Agreement the investors thereto agreed to subscribe for TopCo Ordinary Shares at a price that is net of a 3.5% placement fee with the expectation that such investors will assign their rights to purchase the TopCo Ordinary Shares to other investors prior to the consummation of the Business Combination, however, there is no guarantee or obligation that such investors will assign such TopCo Ordinary Shares.
The closing of the PIPE Financing is subject to customary conditions for a financing of this nature, including the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

TopCo will grant the investors in the PIPE Financing certain customary registration rights with respect to their TopCo Ordinary Shares following the closing of the Business Combination.
Pursuant to the Business Combination Agreement, within
24-hours
after the deadline for redemptions of OACB Class A Ordinary Shares, existing Alvotech shareholders may subscribe for TopCo Ordinary Shares on terms and conditions substantially the same as the Subscription Agreements, including the $10.00 per share price; provided, that the subscription amount under such additional financing, shall not exceed, in the aggregate, the amount required to ensure that the Minimum Cash Condition is satisfied.

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
Going Concern
As of December 31, 2021, the Company had approximately $587,000 in its operating bank account and negative working capital of approximately $4.7 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $119,000 from the Sponsor pursuant to the Expense Reimbursement Agreement (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account.
To date, the loan remains

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

outstandin
g. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2021 and 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
at the end of each reporting period.

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants. The subsequent fair value estimates of the Private Placement Warrants are measured using a combination of a Monte Carlo simulation model and the listed public warrant price.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and
2020, 25,000,000
Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and the period from August 5, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Year Ended December 31, 2021
	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$3,194,529	$798,632
Denominator:
Basic and diluted weighted average common shares outstanding	25,000,000	6,250,000

Basic and diluted net income per common share	$0.13	$0.13

	For the Period From August 5, 2020 (inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(6,871,324)	$(2,399,911)
Denominator:
Basic and diluted weighted average common shares outstanding	17,176,871	6,058,673

Basic and diluted net loss per common share	$(0.40)	$(0.40)

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
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
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million.

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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
Expense Reimbursement Agreement
On August 7, 2020, the Sponsor agreed pursuant to an expense reimbursement agreement (“Expense Reimbursement Agreement”) to advance the Company up to $300,000 to pay for a portion of the expenses in connection with the Initial Public Offering. As of December 31,
2021
and 2020, the Company has a loan balance of approximately $119,000 from the Sponsor.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 and $35,000 in expenses in connection with such services during the year ended December 31, 2021 and the period from August 5, 2020 (inception) through December 31, 2020 as reflected in the accompanying statements of operations. As of December 31, 2021 and 2020, the Company had $155,000 and $35,000, respectively, in accrued expenses-related party in connection with such services as reflected in the accompanying balance sheets.
Note 5—Commitments and Contingencies
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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
Deferred Legal Fees
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $100,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of December 31, 2021 and 2020, the Company recorded an aggregate of $100,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 25,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

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

Note 7—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, respectively, all of which are subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—
The Company is authorized to issue
30,000,000
Class B ordinary shares with a par value of $
0.0001
per share. On August 7, 2020, there were
6,468,750
Class B ordinary shares issued and outstanding, of which up to
843,750
shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately
20
% of the Company’s issued and outstanding ordinary shares (
s
ee Note 4). On September 21, 2020, the underwriters partially exercised the over-allotment option to purchase
2,500,000
Over-Allotment Units; thus, an aggregate of
218,750
Class B ordinary shares were forfeited accordingly. As such, on December 31, 2021 and 2020, there were
6,250,000
Class B ordinary shares issued and outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

OAKTREE
ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Preference Shares
—
The Company is authorized to issue
1,000,000
preference shares with a par value of $
0.0001
per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Note 8—Derivative Warrant Liabilities
As of December 31, 2021 and 2020, the Company has 6,250,000 and 4,666,667
Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section

18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per whole
share
, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to the Company or its affiliates, without taking into account the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest
cent) to be
equal to

OAKTREE ACQUISITION
CORP
. II
NOTES TO FINANCIAL STATEMENTS

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
may redeem the outstanding
warrants
(except with respect to the
Private
Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant ;

•	upon a minimum of 30 days’ prior written notice of redemption; and

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
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the reported closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends
the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2021 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$250,034,128	$—	$—
Liabilities:
Derivative warrant liabilities-public warrants	$6,625,000	$—	$—
Derivative warrant liabilities-private warrants	$—	$4,946,670	$—

December 31, 2020 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$250,006,919	$—	$—
Liabilities:
Derivative warrant liabilities-public warrants	$11,946,640	$—	$—
Derivative warrant liabilities-private warrants	$—	$—	$9,427,520

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are
recognized
at the end of the reporting period. The private warrants were transferred from a Level 3 measurement to a Level 2 measurement during 2021 as the private warrants are viewed as economically equivalent to the public warrants.

Level 1 assets include investments in mutual funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model, and subsequently, the fair value of the Private Placement Warrants has been estimated using a combination of a Monte Carlo simulation model and the Public Warrant prices each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020.
For the year ended December 31, 2021, the Company
recognized
a gain in the statements of operations resulting from a decrease in the fair value of liabilities of approximately $9.8 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
The
Company recognized $12,800,160 for the derivative warrant liabilities upon their issuance on September 21, 2020. For the period from August 5, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of liabilities of approximately $8.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
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

OAKTREE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the year ended December 31, 2021 and the period from August 5, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at August 5, 2020 (inception)	$—
Issuance of Public and Private Warrants	12,800,160
Change in fair value of warrant liabilities	8,574,000
Transfer of public warrants to Level 1	(11,946,640)

Balance as of December 31, 2020	9,427,520
Change in fair value of warrant liabilities	(9,802,490)
Transfer of private warrants to Level 2	374, 970

Balance as of December 31, 2021	$—

Note 10. Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through March
30
, 2022, require potential adjustment to or disclosure in the financial statements and has concluded that no such events that would require recognition or disclosure are required to be recognized or disclosed.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

F-2
4