Form 10-Q
period 2022-03-31
Oaktree Acquisition Corp. II
filed 2022-05-16
CIK 1820931

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OAKTREE ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39526	98-1551592
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

333 South Grand Avenue 28th Floor Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
16
,
2022, 25,000,000 Class A ordinary shares, par value $0.0001, and 6,250,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1	Condensed Financial Statements.
OAKTREE ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current Assets
Cash	$505,919	$587,171
Prepaid expenses	126,250	100,000

Total current assets	632,169	687,171
Investments held in Trust Account	250,059,306	250,034,128

Total assets	$250,691,475	$250,721,299

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$155,597	$233,405
Accrued expenses	5,954,183	4,784,896
Accrued expenses—related party	309,947	240,822
Advance from related party	119,159	119,159

Total current liabilities	6,538,886	5,378,282
Deferred legal fees	100,000	100,000
Deferred underwriting commissions	8,750,000	8,750,000
Derivative warrant liabilities	7,095,830	11,571,670

Total liabilities	22,484,716	25,799,952
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 per share; 25,000,000 shares outstanding at March 31, 2022 and December 31, 2021, respectively	250,000,000	250,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(21,793,866)	(25,079,278)

Total shareholders’ deficit	(21,793,241)	(25,078,653)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$250,691,475	$250,721,299

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
General and administrative expenses	$1,215,606	$545,560

Loss from operations	(1,215,606)	(545,560)
Other income
Change in fair value of derivative warrant liabilities	4,475,840	7,607,550
Net gain on investments held in Trust Account	25,178	7,027

Total other income	4,501,018	7,614,577

Net income	$3,285,412	$7,069,017

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,000,000	25,000,000

Basic and diluted net income per share, Class A	$0.11	$0.23

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,250,000	6,250,000

Basic and diluted net income per share, Class B	$0.11	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended March 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	6,250,000	$625	$—	$(25,079,278)	$(25,078,653)
Net income	—	—	—	—	—	3,285,412	3,285,412

Balance—March 31, 2022 (unaudited)	—	$—	6,250,000	$625	$—	$(21,793,866)	$(21,793,241)

For the three months ended March 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	6,250,000	$625	$—	$(29,072,439)	$(29,071,814)
Net income	—	—	—	—	—	7,069,017	7,069,017

Balance—March 31, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(22,003,422)	$(22,002,797)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$3,285,412	$7,069,017
Adjustments to reconcile net income to net cash used in operating activities:
Net gain on investments held in Trust Account	(25,178)	(7,027)
Change in fair value of derivative warrant liabilities	(4,475,840)	(7,607,550)
Changes in operating assets and liabilities:
Prepaid expenses	(26,250)	(18,172)
Accounts payable	(77,808)	20,242
Accrued expenses	1,169,287	382,554
Accrued expenses—related party	69,125	54,784

Net cash used in operating activities	(81,252)	(106,152)

Cash Flows from Financing Activities:
Offering costs paid	—	(85,000)

Net cash used in financing activities	—	(85,000)

Net change in cash	(81,252)	(191,152)
Cash—beginning of the period	587,171	1,277,714

Cash—end of the period	$505,919	$1,086,562

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating

income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Oaktree Acquisition Holdings II, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions (see Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million (see Note 4).
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
Proposed Business Combination—Alvotech Holdings, S.A.
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
) of TopCo. The Business Combination is expected to close on or about June 15, 2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.
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
persons (as defined in Regulation S under the Securities Act) (each a “Foreign Subscription Agreement” and, together with the U.S. Subscription Agreements, the “Initial Subscription Agreements”), pursuant to which such investors agreed to subscribe for and purchase, and TopCo agreed to issue and sell to such investors in private placements, prior to and substantially concurrently with the closing of the Business Combination, an aggregate of 15,330,000 TopCo Ordinary Shares at a purchase price of $10.00 per share, for aggregate gross proceeds of $153,300,000 (the “Initial PIPE Financing”). Subsequently to the Initial PIPE Financing, on January 18, 2022,
the Company
and TopCo entered into Subscription Agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain Initial Subscribers (the “Subsequent Subscribers”, and together with the Initial Subscribers, the “Subscribers”), pursuant to which the Subsequent Subscribers have agreed to subscribe for, and TopCo has agreed to issue to the Subsequent Subscribers, an aggregate of 2,100,000 TopCo Ordinary Shares at a price of $10.00 per share, for aggregate gross proceeds of $21,000,000 (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). The aggregate amount of TopCo Ordinary Shares to be issued pursuant to the PIPE Financing is 17,493,000 for aggregate gross proceeds of $174,930,000. The Subscription Agreements contain substantially the same terms, except that the Foreign Subscription Agreement the investors thereto agreed to subscribe for TopCo Ordinary Shares at a price that is net of a 3.5% placement fee with the expectation that such investors will assign their rights to purchase the TopCo Ordinary Shares to other investors prior to the consummation of the Business Combination, however, there is no guarantee or obligation that such investors will assign such TopCo Ordinary Shares.
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
Refer to the Company’s definitive proxy statement/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2022 and mailed to shareholders on or about May 12, 2022 for additional information.
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the audited financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 30, 2022.
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
Going Concern
As of March 31, 2022, the Company had approximately $506,000 in its operating bank account and negative working capital of approximately $5.9 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $119,000 from the Sponsor pursuant to the Expense Reimbursement Agreement (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. To date, the loan remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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

In connection with the Company’s assessment of going concern considerations in accordance with the FASB’s ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the level of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 21, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit
of $250,000, and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 25,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 10,916,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,628,330	$657,082	$5,655,214	$1,413,803
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.11	$0.11	$0.23	$0.23

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
Expense Reimbursement Agreement
On August 7, 2020, the Sponsor agreed pursuant to an expense reimbursement agreement (“Expense Reimbursement Agreement”) to advance the Company up to $300,000 to pay for a portion of the expenses in connection with the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company has a loan balance of approximately $119,000 from the Sponsor.

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $30,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements
of operations.
As of March 31, 2022 and December 31, 2021, the Company had
$185,000 and $155,000, respectively, in accrued expenses-related party in connection with such services as reflected in the accompanying condensed balance

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

Deferred Legal Fees
The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $100,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of $100,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.
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
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 25,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
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

Note 7—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, respectively, all of which are subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 7, 2020, there were 6,468,750 Class B ordinary shares issued and outstanding, of which up to 843,750 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (see Note 4). On September 21, 2020, the underwriters partially exercised the over-allotment option to purchase 2,500,000 Over-Allotment Units; thus, an aggregate of 218,750 Class B ordinary shares were forfeited accordingly. As such, on March 31, 2022 and December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.

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
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Note 8—Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company has 6,250,000 and 4,666,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the average last reported sale price of Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10 trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjust ment).
If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worth less.
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$250,059,306	$—	$—
Liabilities:
Derivative warrant liabilities-public warrants	$4,062,500	$—	$—
Derivative warrant liabilities-private warrants	—	$3,033,330	$—

December 31, 2021 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$250,034,128	$—	$—
Liabilities:
Derivative warrant liabilities-public warrants	$6,625,000	$—	$—
Derivative warrant liabilities-private warrants	$—	$4,946,670	$—
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
For the three months ended March 31, 2022 and 202
1
, the Company recognized a gain in the statements of operations resulting from a decrease in the fair value of liabilities of approximately $4.5 million and $7.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
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

The Private Placement Warrants were classified as level 2 during the six months ended June 30, 2021 and there was no change in fair value of level 3 derivatives for the three months ended March 31, 2022.
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, except as noted below the Company did not identify any subsequent events that have not been disclosed in the condensed financial statements.
Amendment to Business Combination Agreement
On April 18, 2022, the Company and Alvotech entered into an amendment (“Amendment No. 1”) to the Business Combination Agreement. Amendment No. 1 modifies the Business Combination Agreement (i) to lower the Minimum Cash Condition (as defined in the Business Combination Agreement) from $300,000,000 to $250,000,000, (ii) to increase the principle amount of indebtedness Alvotech can incur in any debt financing transactions, in the aggregate, prior to the closing of the Business Combination without the prior written consent of the Company from $50,000,000 to $90,000,000 and (iii) provide that the aggregate proceeds in excess of $90,000,000 of any debt financing funded or available to be funded to Alvotech prior to the closing of the Business Combination (and, for the avoidance of doubt, after the date of the Business Combination Agreement), at or following the closing of the Business Combination are to be credited towards the Minimum Cash Condition.
Proxy Statement/Prospectus Effectiveness
On May 10, 2022, the proxy statement/prospectus was declared effective and on May 12, 2022, the Company commenced with mailing the proxy materials to the Company’s shareholders ahead of the Extraordinary General Meeting of the Company’s shareholders on June 7, 2022.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
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

As indicated in the accompanying financial statements, as of March 31, 2022, we had approximately $506,000 in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.
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
On April 18, 2022, we entered into an amendment to the Business Combination Agreement with Alvotech, which modifies the Business Combination Agreement (i) to lower the Minimum Cash Condition (as defined in the Business Combination Agreement) from $300,000,000 to $250,000,000, (ii) to increase the principle amount of indebtedness Alvotech can incur in any debt financing transactions, in the aggregate, prior to the closing of the Business Combination without our prior written consent from $50,000,000 to $90,000,000 and (iii) provide that the aggregate proceeds in excess of $90,000,000 of any debt financing funded or available to be funded to Alvotech prior to the closing of the Business Combination (and, for the avoidance of doubt, after the date of the Business Combination Agreement), at or following the closing of the Business Combination are to be credited towards the Minimum Cash Condition.
Results of Operations
Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended March 31, 2022, we had net income of approximately $3.3 million, which consisted of a gain of approximately $4.5 million from changes in fair value of derivative warrant liabilities and approximately $25,000 in net gain earned on investments held in the Trust Account, partially offset by $1.2 million in general and administrative costs.
For the three months ended March 31, 2021, we had net income of approximately $7.1 million, which consisted of a gain of approximately $7.6 million from changes in fair value of derivative warrant liabilities and approximately $7,000 in net gain earned on investments held in the Trust Account, partially offset by approximately $546,000 in general and administrative costs.

Going Concern
As of March 31, 2022, we had approximately $506,000 in our operating bank account and negative working capital of approximately $5.9 million. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $119,000 to us for offering expenses. We have not repaid this advance from our Sponsor. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 21, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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
10-K
for the year ended December 31, 2021 as filed with the SEC on March 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On August 7, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 6,468,750 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor agreed to forfeit up to 843,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the company’s issued and outstanding shares after our initial public offering. On September 21, 2020, the underwriters partially exercised the over-allotment option to purchase 2,500,000 over- allotment units; thus, an aggregate of 218,750 Founder Shares were forfeited accordingly.
On September 21, 2020, we consummated our initial public offering of 25,000,000 units, which included units issued pursuant to the exercise in part of the underwriters’ option to purchase additional units to cover over- allotments. Each unit consists of one Class A ordinary share, $0.0001 par value per share, and one-fourth
of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $250,000,000.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

OAKTREE ACQUISITION CORP. II

By:	/s/ Alexander Taubman
Name:	Alexander Taubman
Title:	Chief Executive Officer